Form 10-Q
period 2019-09-30
Datadog, Inc.
filed 2019-11-13
CIK 1561550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-39051

Datadog, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-2825503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

620 8th Avenue, 45th Floor New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 329-4466

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	DDOG	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 6, 2019, there were 27,600,000 shares of the registrant’s Class A common stock and 268,230,402 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2019 and September 30, 2018 (unaudited)	4
	Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the nine months ended September 30, 2019 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION	36
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3.	Defaults Upon Senior Securities	60
Item 4.	Mine Safety Disclosures	60
Item 5.	Other Information	60
Item 6.	Exhibits	61
Signatures		62

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectations regarding our revenue, expenses and other operating results;

•	our ability to acquire new customers and successfully retain existing customers;

•	our ability to increase usage of our platform and upsell and cross sell additional products;

•	our ability to achieve or sustain our profitability;

•	future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;

•	the costs and success of our sales and marketing efforts, and our ability to promote our brand;

•	our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;

•	our ability to effectively manage our growth, including any international expansion;

•	our ability to protect our intellectual property rights and any costs associated therewith;

•	our ability to compete effectively with existing competitors and new market entrants; and

•	the growth rates of the markets in which we compete.

You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in under the header “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made, and we undertake no obligation to update them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

Unless the context otherwise indicates, references in this report to the terms “Datadog”, “the Company,” “we,” “our” and “us” refer to Datadog, Inc. and its subsidiaries.

We may announce material business and financial information to our investors using our investor relations website (www.investors.datadoghq.com). We therefore encourage investors and others interested in Datadog to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, webcasts, press releases and conference calls.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

DATADOG, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$760,945	$53,639
Accounts receivable, net of allowance for doubtful accounts of $516 and $477 as of September 30, 2019 and December 31, 2018, respectively	87,208	55,822
Deferred contract costs, current	6,151	3,717
Prepaid expenses and other current assets	18,172	8,773
Total current assets	872,476	121,951
Property and equipment, net	31,266	21,649
Operating lease assets	55,695	—
Goodwill	7,626	7,626
Intangible assets, net	759	1,288
Deferred contract costs, non-current	12,064	7,292
Restricted cash	9,507	11,341
Other assets	17,360	8,603
TOTAL ASSETS	$1,006,753	$179,750
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$18,992	$12,638
Accrued expenses and other current liabilities	30,481	30,290
Operating lease liabilities, current	10,222	—
Deferred revenue, current	116,966	69,306
Total current liabilities	176,661	112,234
Operating lease liabilities, non-current	51,684	—
Deferred revenue, non-current	4,827	1,393
Other liabilities	2,346	1,359
Total liabilities	235,518	114,986
COMMITMENTS AND CONTINGENCIES (NOTE 7)
CONVERTIBLE PREFERRED STOCK:
Convertible preferred stock; $0.00001 par value per share; 0 and 179,814,912 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 0 and 179,814,912 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	140,805
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; $0.00001 par value per share; 20,000,000 and 0 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.00001 par value per share; 0 and 380,000,000 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 0 and 78,180,606 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Class A common stock, $0.00001 par value per share; 2,000,000,000 and 0 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 27,600,000 and 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Class B common stock, $0.00001 par value per share; 310,000,000 and 0 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 268,113,075 and 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3	—
Additional paid-in capital	895,793	30,834
Accumulated other comprehensive (loss) income	(54)	31
Accumulated deficit	(124,507)	(106,906)
Total stockholders’ equity (deficit)	771,235	(76,041)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,006,753	$179,750

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$95,864	$51,074	$249,136	$136,467
Cost of revenue	23,297	12,098	63,225	30,690
Gross profit	72,567	38,976	185,911	105,777
Operating expenses:
Research and development	28,684	14,159	75,531	37,456
Sales and marketing	38,836	25,130	105,061	59,747
General and administrative	9,265	4,322	23,193	12,933
Total operating expenses	76,785	43,611	203,785	110,136
Operating loss	(4,218)	(4,635)	(17,874)	(4,359)
Other income, net	90	311	646	612
Loss before provision for income taxes	(4,128)	(4,324)	(17,228)	(3,747)
Provision for income taxes	(33)	(349)	(373)	(428)
Net loss	$(4,161)	$(4,673)	$(17,601)	$(4,175)
Other comprehensive (loss) income—foreign currency translation adjustments	(45)	(10)	(85)	32
Comprehensive loss	$(4,206)	$(4,683)	$(17,686)	$(4,143)
Net loss attributable to common stockholders	$(4,161)	$(4,673)	$(17,601)	$(4,175)
Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.20)	$(0.06)
Weighted average shares used in calculating basic and diluted net loss per share:	103,876	73,353	87,758	69,708

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Convertible		Class A and Class B				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
BALANCE—June 30, 2019	179,011,431	$140,752	—	$—	86,823,234	$—	$41,132	$(9)	$(120,346)	$(79,223)
Issuance of common stock upon exercise of stock options	—	—	—	—	2,278,410	—	2,106	—	—	2,106
Vesting of early exercised stock options	—	—	—	—	—	—	1,177	—	—	1,177
Stock-based compensation	—	—	—	—	—	—	4,691	—	—	4,691
Issuance of class A common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	27,600,000	1	—	—	705,937	—	—	705,938
Conversion of convertible preferred stock to common stock in connection with initial public offering	(179,011,431)	(140,752)	179,011,431	2	—	—	140,750	—	—	140,752
Change in accumulated other comprehensive (loss) income	—	—	—	—	—	—	—	(45)	—	(45)
Reclassification of common stock to class A and class B common stock	—	—	89,101,644	—	(89,101,644)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(4,161)	(4,161)
BALANCE—September 30, 2019	—	$—	295,713,075	$3	—	$—	$895,793	$(54)	$(124,507)	$771,235

	Convertible				Non-Voting		Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
BALANCE—June 30, 2018	179,814,912	$140,805	73,587,747	$—	—	$—	$25,652	$(6)	$(95,646)	$(70,000)
Issuance of common stock upon exercise of stock options	—	—	2,572,725	—	—	—	433	—	—	433
Vesting of early exercised stock options	—	—	—	—	—	—	109	—	—	109
Stock-based compensation	—	—	—	—	—	—	1,369	—	—	1,369
Conversion of non-voting common stock	—	—	—	—	—	—	—	—	—	—
Change in accumulated other comprehensive (loss) income	—	—	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	—	—	(4,673)	(4,673)
BALANCE—September 30, 2018	179,814,912	$140,805	76,160,472	$—	—	$—	$27,563	$(16)	$(100,319)	$(72,772)

DATADOG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Convertible		Class A and Class B				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
BALANCE—December 31, 2018	179,814,912	$140,805	—	$—	78,180,606	$—	$30,834	$31	$(106,906)	$(76,041)
Issuance of common stock upon exercise of stock options	—	—	—	—	10,117,557	—	6,576	—	—	6,576
Vesting of early exercised stock options	—	—	—	—	—	—	1,490	—	—	1,490
Stock-based compensation	—	—	—	—	—	—	10,153	—	—	10,153
Issuance of class A common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	27,600,000	1	—	—	705,937	—	—	705,938
Conversion of convertible preferred stock to common stock in connection with third-party tender offer	(803,481)	(53)	—	—	803,481	—	53	—	—	53
Conversion of convertible preferred stock to common stock in connection with initial public offering	(179,011,431)	(140,752)	179,011,431	2	—	—	140,750	—	—	140,752
Change in accumulated other comprehensive (loss) income	—	—	—	—	—	—	—	(85)	—	(85)
Reclassification of common stock to class A and class B common stock	—	—	89,101,644	—	(89,101,644)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(17,601)	(17,601)
BALANCE—September 30, 2019	—	$—	295,713,075	$3	—	$—	$895,793	$(54)	$(124,507)	$771,235

	Convertible				Non-Voting		Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
BALANCE—December 31, 2017	179,814,912	$140,805	62,160,984	$—	1,137,000	$—	$20,491	$(48)	$(96,144)	$(75,701)
Issuance of common stock upon exercise of stock options	—	—	12,862,488	—	—	—	3,608	—	—	3,608
Vesting of early exercised stock options	—	—	—	—	—	—	277	—	—	277
Stock-based compensation	—	—	—	—	—	—	3,187	—	—	3,187
Conversion of non-voting common stock	—	—	1,137,000	—	(1,137,000)	—	—	—	—	—
Change in accumulated other comprehensive (loss) income	—	—	—	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	—	—	—	(4,175)	(4,175)
BALANCE—September 30, 2018	179,814,912	$140,805	76,160,472	$—	—	$—	$27,563	$(16)	$(100,319)	$(72,772)

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,601)	$(4,175)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,776	4,239
Amortization of deferred contract costs	3,688	1,806
Stock-based compensation, net of amounts capitalized	10,016	3,051
Noncash lease expense	8,403	—
Provision for accounts receivable allowance	835	285
Loss (gain) on disposal of property and equipment	442	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(32,224)	(8,577)
Deferred contract costs	(10,894)	(6,045)
Prepaid expenses and other current assets	(9,476)	(746)
Other assets	(8,480)	(4,939)
Accounts payable	4,213	4,814
Accrued expenses and other liabilities	(1,990)	6,320
Deferred revenue	51,096	19,352
Net cash provided by operating activities	6,804	15,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,813)	(8,205)
Capitalized software development costs	(7,058)	(4,540)
Cash paid for acquisition of businesses; net of cash acquired	—	(1,618)
Net cash used in investing activities	(16,871)	(14,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,306	6,833
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	708,659	—
Net cash provided by financing activities	715,965	6,833

Effect of exchange rate changes on cash and cash equivalents	49	13

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	705,947	7,867
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	64,980	63,778
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$770,927	$71,645

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$97	$4

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$1,574	$70
Stock-based compensation included in capitalized software development costs	$137	$136
Vesting of early exercised options	$1,490	$277
Costs related to initial public offering included in accounts payable and accrued liabilities	$2,721	$—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$760,945	$64,003
Restricted cash – Including amounts in prepaid expense and other current assets and other assets	9,982	7,642
Total cash, cash equivalents and restricted cash	$770,927	$71,645

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Description of Business

Datadog, Inc. (“Datadog” or the “Company”) was incorporated in the State of Delaware on June 4, 2010. The Company is the monitoring and analytics platform for developers, IT operations teams and business users in the cloud age. The Company’s SaaS platform integrates and automates infrastructure monitoring, application performance monitoring and log management, to provide unified, real-time observability of its customers’ entire technology stack. The Company is headquartered in New York City and has various other global office locations.

Initial Public Offering

On September 23, 2019, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 24,000,000 shares of its Class A common stock at a public offering price of $27.00 per share, which resulted in net proceeds of $615.6 million after deducting underwriting discounts and commissions. On September 25, 2019, the underwriters exercised their option to purchase an additional 3,600,000 shares of Class A common stock at $27.00 per share, resulting in additional proceeds of $92.3 million, net of underwriters’ discounts and commissions. Immediately prior to the closing of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock and all shares of the convertible preferred stock then outstanding automatically converted into 179,011,431 shares of Class B common stock.

Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, and consulting fees relating to the IPO, were capitalized in prepaid expenses and other current assets in the condensed consolidated balance sheets. Upon the consummation of the IPO, $2.0 million of net deferred offering costs were reclassified into stockholders’ equity as an offset against IPO proceeds.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Datadog, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Stock Split and Authorized Shares

On January 2, 2018, the Company’s Board of Directors (the “Board”) and stockholders approved a 4-for-1 stock split of the Company’s then-outstanding common stock and convertible preferred stock was effected without any change in the par value per share.

On September 6, 2019, the Board and stockholders approved an amended and restated certificate of incorporation of the Company effecting a 3-for-1 stock split of the Company’s issued and outstanding shares of common stock and convertible preferred stock, and an increase to the authorized shares of the Company’s common stock and convertible preferred stock to 380,000,000 shares and 179,814,912 shares, respectively. The split was effected on September 6, 2019 and without any change in the par value per share. All information related to the Company’s common stock, convertible preferred stock and stock awards has been retroactively adjusted to give effect to the 3-for-1 stock split, without any change in the par value per share.

All information related to the Company’s common stock, convertible preferred stock and stock awards has been retroactively adjusted to give effect to the 4-for-1 stock split on January 2, 2018 and 3-for-1 stock split on September 6, 2019.

On September 23, 2019, an amended and restated certificate of incorporation of the Company was filed immediately prior to the closing of the IPO authorizing an aggregate of 2,330,000,000 shares of capital stock  of the Company, including 2,000,000,000 shares of Class A common stock, 310,000,000 shares of Class B common stock and 20,000,000 shares of preferred stock.

Segment Information

The Company has a single operating and reportable segment as well as one business activity, monitoring and providing analytics on companies’ information technology (“IT”) infrastructure. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. There are no segment managers who are held accountable for operations or results below the consolidated level.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include allowance for doubtful accounts, the fair value of acquired assets and assumed liabilities from business combinations, useful lives of property, equipment, software, and finite lived intangibles, stock-based compensation including the determination of the fair value of the Company’s stock, valuation of long-lived assets and their recoverability, including goodwill, estimated expected period of benefit for deferred contract costs, the incremental borrowing rate for operating leases, realization of deferred tax assets and uncertain tax positions, revenue recognition and the allocation of overhead costs between cost of revenue and operating expenses. The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from these estimates.

Unaudited Interim Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements include the accounts of Datadog Inc. and its wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or for any other interim period or for any other future year. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2018 contained in the Company’s final prospectus for its IPO dated as of September 18, 2019 and filed with the SEC pursuant to Rule 424(b)(4) on September 19, 2019 (the “Final Prospectus”).

Foreign Currency Translation

The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company is USD, and the functional currency of the Company’s subsidiaries is generally the local currency of the jurisdiction in which the foreign subsidiary is located. The assets and liabilities of the Company’s subsidiaries are translated to USD at exchange rates in effect at the balance sheet date. All income statement accounts are translated at monthly average exchange rates. Resulting foreign currency translation adjustments are recorded directly in accumulated other comprehensive loss as a separate component of stockholders’ equity (deficit).

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income, net in the accompanying condensed consolidated statements of operations and comprehensive loss when realized.

Revenue Recognition

The Company generates revenue from the sale of subscriptions to customers using its cloud-based platform. The terms of the Company’s subscription agreements are primarily monthly or annual. The Company’s customers can enter into (1) a subscription agreement for a committed contractual amount of usage that is apportioned ratably on a monthly basis over the term of the subscription period, (2) a subscription agreement for a committed contractual amount of usage that is delivered as used, or (3) a monthly subscription based on usage. The Company typically bills customers on an annual subscription in full up-front, with any usage in excess of the committed contracted amount billed monthly in arrears. The Company typically bills customers on a monthly plan in arrears. Customers also have the option to purchase additional services priced at rates at or above the stand-alone selling price.

The Company elected to early adopt Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), effective January 1, 2017, using the full retrospective method of adoption. As such, the condensed consolidated financial statements present revenue in accordance with Topic 606 for all of the periods presented.

The Company accounts for revenue contracts with customers through the following steps:

(1)	identify the contract with a customer;
(2)	identify the performance obligations in the contract;
(3)	determine the transaction price;
(4)	allocate the transaction price; and
(5)	recognize revenue when or as the Company satisfies a performance obligation.

The Company’s revenue arrangements may include infrastructure monitoring, application performance monitoring, log management, and synthetics, as well as secondary services including custom metrics in dashboard monitoring, docker container monitoring, and app analytics. The Company has identified each service as a separate performance obligation.

The transaction price is based on the fixed price for the contracted level of service plus variable consideration for additional optional purchases. Billing periods correspond to the periods over which services are performed and there are no discounts given on the purchase of future services.

The Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on a range of actual prices charged to customers.

Revenue is recognized when control of these services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services. The Company determined an output method to be the most appropriate measure of progress because it most faithfully represents when the value of the services are simultaneously received and consumed by the customer, and control is transferred.

For committed contractual amounts of usage, revenue is recognized ratably over the term of the subscription agreement generally beginning on the date that the platform is made available to a customer. For committed contractual amount of usage that is delivered as used, a monthly subscription based on usage, or usage in excess of a ratable subscription, the Company recognizes revenue as the product is used. Subscription revenue excludes sales and other indirect taxes.

The Company applied the practical expedient in Topic 606 and did not evaluate contracts of one year or less for the existence of a significant financing component.

Cost of Revenue

Cost of revenue consists primarily of costs related to providing subscription services to paying customers, including data center and networking expenses, employee compensation (including stock-based compensation) and other employee-related expenses for customer experience and technical operations staff, payments to outside service providers, payment processing fees, amortization of capitalized internally developed software costs and acquired developed technology, and allocated overhead costs.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist of employee compensation (including stock-based compensation) and other employee-related expenses, materials and supplies, and allocated overhead costs such as rent and facilities costs.

Advertising Costs

Advertising costs are expensed as incurred and were approximately $2.7 million and $7.3 million for the three and nine months ended September 30, 2019, respectively, and $2.3 million and $6.0 million for the three and nine months ended September 30, 2018, respectively, and are included in sales and marketing expense in the accompanying condensed consolidated statement of operations and comprehensive loss.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting and the tax bases of assets and liabilities. The deferred assets and liabilities are recorded at the statutorily enacted tax rates anticipated to be in effect when such temporary differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is established, when based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company engages in transactions in which the tax consequences may be subject to uncertainty. The Company accounts for uncertain tax positions based on an evaluation as to whether it is more likely than not that a tax position will be sustained on audit, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the appropriate tax authorities have full knowledge of all relevant information concerning the tax position. The Company accounts for uncertain tax positions as non-current tax liabilities or through a reduction of a corresponding deferred tax asset. The tax benefit recognized is based on the largest amount that is greater than 50% likely of being realized upon ultimate settlement. The Company includes potential interest expense and penalties related to its uncertain tax positions in income tax expense.

Stock-Based Compensation

The Company measures compensation expense for all stock-based payment awards, including stock options granted to employees, directors, and nonemployees, based on the estimated fair value of the awards on the date of grant. The fair value of each stock option granted is estimated using the Black Scholes option pricing model. The determination of the grant date fair value using an option-pricing model is affected by the estimated fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. Stock-based compensation is recognized on a straight-line basis over the requisite service period. The Company also has certain options that have performance-based vesting conditions; stock-based compensation expense for such awards is recognized on a straight-line basis from the time the vesting condition is likely to be met through the time the vesting condition has been achieved.

Prior to the IPO, the fair value of common stock underlying the stock options had historically been determined by the Board of Directors, with input from the Company’s management. The Board of Directors previously determined the fair value of the common stock at the time of grant of the options by considering a number of objective and subjective factors, including valuations of comparable companies, sales of common stock to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s capital stock, and general and industry-specific economic outlook. Subsequent to the IPO, the fair value of the underlying common stock is determined by the closing price, on the date of grant, of the Company’s Class A common stock, which is traded publicly on the Nasdaq Global Select Market.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of funds deposited into money market funds.

Restricted Cash

Restricted cash primarily consists of collateralized letters of credit established in connection with lease agreements for the Company’s facilities. Restricted cash is included in current assets for leases that expire within one year and is included in non-current assets for leases that expire in more than one year from the balance sheet date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. For cash and cash equivalents, the Company is exposed to credit risk in the event of default by the financial institutions to the extent of the amounts recorded on the accompanying condensed consolidated balance sheets exceed federally insured limits. The Company places its cash and cash equivalents with financial institutions with high-quality credit ratings and has not experienced any losses in such accounts. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the accompanying condensed consolidated balance sheets.

There were no customers representing greater than 10% of total revenue for the three and nine months ended September 30, 2019 or 2018. No customers represented greater than 10% of accounts receivable as of September 30, 2019 or December 31, 2018.

Geographical Information

Revenue by location is determined by the billing address for the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North America	$70,904	$38,791	$186,340	$101,976
International	24,960	12,283	62,796	34,491
Total	$95,864	$51,074	$249,136	$136,467

As of September 30, 2019, 72% of the Company’s long-lived assets were located in North America and 28% were located outside of North America. As of December 31, 2018, 85% of the Company’s long-lived assets were located in North America and 15% were located outside of North America, respectively.

Fair Value of Financial Instruments

The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

Included in the Company’s cash and cash equivalents are money market funds, which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. As of September 30, 2019, and December 31, 2018, the Company had $760.9 million and $53.6 million, respectively, of cash and cash equivalents primarily invested in money market funds. In addition, the Company had $10.0 million and $11.3 million, respectively, of restricted cash in connection with collateral for various lease agreements for the Company’s facilities. Accounts receivable, accounts payable, and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Accounts Receivable

Accounts receivable includes billed and unbilled receivables. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The Company generally does not require collateral and provides for expected losses. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified.

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of September 30, 2019, and December 31, 2018, unbilled accounts receivable of approximately $13.1 million and $13.1 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.

Internal Use Software Development Costs

The Company capitalizes qualifying internal use software development costs related to its cloud platform. The costs consist of personnel costs (including related benefits and stock-based compensation) that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post implementation operating activities are expensed as incurred.

Capitalized costs are included in property and equipment. These costs are amortized over the estimated useful life of the software, which is two years, on a straight-line basis, which represents the manner in which the expected benefit will be derived. The amortization of costs related to the platform applications is included in cost of revenue and sales and marketing expense based on an allocation between paid customer accounts and free customer accounts not generating revenue.

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the related asset. Expenses that improve an asset or extend its remaining useful life are capitalized. Costs of maintenance or repairs that do not extend the lives of the respective assets are charged to expenses as incurred.

Deferred Contract Costs

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit which is determined to be four years. The Company determined the period of benefit by taking into consideration the length of terms in its customer contracts, life of the technology and other factors. Amounts expected to be recognized within one year of the balance sheet date are recorded as deferred contract costs, current; the remaining portion is recorded as deferred contract costs, non-current, in the condensed consolidated balance sheets. Deferred contract costs are periodically analyzed for impairment. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.

Deferred contract costs on the Company’s condensed consolidated balance sheets were $18.2 million and $11.0 million as of September 30, 2019 and December 31, 2018, respectively. Amortization expense was $1.4 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and was $3.7 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table represents a rollforward of the Company’s deferred contract costs (in thousands):

Amount
Balance as of December 31, 2018	$11,009
Additions to deferred contract costs	10,894
Amortization of deferred contract costs	(3,688)
Balance as of September 30, 2019	$18,215

Business Combinations

When the Company acquires a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require the Company to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to other income, net in the condensed consolidated statement of operations.

Accounting for Impairment of Long-Lived Assets (Including Goodwill and Intangibles)

Long-lived assets with finite lives include property and equipment, capitalized development software costs and acquired intangible assets. Long-lived assets are amortized over their estimated useful lives which are as follows:

Computers and equipment	3 years
Furnitures and fixtures	5 years
Leasehold improvements	Shorter of lease term or useful life of asset
Capitalized software development costs	2 years
Intangible assets	1-3 years

The Company evaluates long lived assets, including acquired intangible assets and capitalized software development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or the estimated useful life becomes shorter than originally estimated. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group, based on discounted cash flows.

Goodwill is not amortized but rather tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the quantitative assessment results in the carrying value exceeding the fair value, in which case an impairment charge is recorded to the extent the carrying value exceeds the fair value. The Company did not recognize any impairment of goodwill during the three or nine months ended September 30, 2019 or during the year ended December 31, 2018.

Operating Leases

The Company leases real estate facilities under operating leases. For leases that contain rent escalation or rent concession provisions, the Company records the total rent expense during the lease term on a straight-line basis over the term of the lease. Prior to the adoption of ASC 842, Leases on January 1, 2019, the Company records the difference between the rent paid and the straight-line rent expense as a deferred rent liability within accrued expenses and other current liabilities and other liabilities.

The Company’s operating lease costs were $3.9 million and $9.7 million during the three and nine months ended September 30, 2019, respectively. The Company recognized sublease income (including reimbursed expenses) of $0.2 million and $0.8 million during the three and nine months ended September 30, 2019, respectively. The Company’s variable lease costs amounted to $0.1 million and $0.1 million for the three and nine months ended September 30, 2019, respectively. The Company’s short-term lease costs were $0.6 million and $2.1 million for the three and nine months ended September 30, 2019, respectively.

The Company’s gross lease expense was $2.7 million and $6.5 million during the three and nine months ended September 30, 2018, respectively, which was offset by sublease income of $0.3 million and $0.5 million for the three and nine months ended September 30, 2018, respectively.

Deferred Revenue

The Company records contract liabilities to deferred revenue when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. Certain of the Company’s customers pay in advance of satisfaction of performance obligations and other customers with monthly contract terms are billed in arrears on a monthly basis.

The Company recognized into revenue $43.5 million and $21.7 million during the three months ended September 30, 2019 and 2018, respectively, and $62.9 million and $29.8 million during the nine months ended September 30, 2019 and September 30, 2018, respectively, that was included in the deferred revenue balances as of December 31, 2018 and 2017, respectively.

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of September 30, 2019, and December 31, 2018, the aggregate transaction price allocated to remaining performance obligations was $206.4 million and $127.1 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.

Net Loss Per Share Attributable to Common Shareholders

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net loss per share by application of the two-class method. During the periods when the Company is in a net loss position, the net loss attributable to common stockholders was not allocated to the convertible preferred stock and unvested common stock under the two-class method as these securities do not have a contractual obligation to share in the Company’s losses.

Accounting Pronouncements Recently Adopted

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Tax. ASU No. 2015-17 was issued by the FASB as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments of ASU 2015-17. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU was adopted January 1, 2019 and applied retrospectively to all deferred tax assets and liabilities for all periods presented. The Company adoption of this ASU had no material impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows. The ASU provides guidance on how certain cash receipts and outflows should be classified on entities’ statement of cash flows. The Company adopted the ASU on January 1, 2019 on a retrospective basis to all periods presented. Adoption of this ASU did not have a material impact on the Company’s condensed consolidated statements of cash flows for the periods presented.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows. The standard requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted the ASU on January 1, 2019 on a retrospective basis for all periods presented. Prior to the adoption of the ASU, changes within restricted cash were presented within investing activities as changes related to payments and refunds of security deposits in connection with leases for the Company’s facilities. As a result of adopting the ASU, the Company includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statement of condensed consolidated cash flows. Accordingly, the statement of cash flows has been revised to include restricted cash as a component of cash, cash equivalents, and restricted cash.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which requires, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures are also enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. The Company adopted this ASU on January 1, 2019 and has elected the transition option prescribed by ASU 2018-11, and accordingly will not restate prior periods under ASC 842. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification and determination of the lease term. Upon adoption, the Company recognized a right of use asset of $47.9 million and a lease liability of $51.4 million with no impact to accumulated deficit or condensed consolidated statement of cash flows. The Company’s condensed consolidated financial statements as of September 30, 2019 reflect the adoption of ASC 842.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The updated guidance simplifies the accounting for nonemployee share-based payment transactions. The amendments in the new guidance specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company adopted this ASU on January 1, 2019 and had no impact on the Company’s financial statements.

Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software, which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This guidance will be effective for the Company beginning January 1, 2020. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Hosting	$8,554	$3,356
General prepaid expenses	3,475	3,607
Other receivables	3,745	526
Marketing	1,114	218
Rent	809	1,066
Restricted cash	475	—
Total prepaid expenses and other current assets	$18,172	$8,773

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Computers and equipment	$6,757	$4,540
Furniture and fixtures	4,330	2,621
Leasehold improvements	15,671	8,554
Capitalized software development costs	21,762	15,000
Total property and equipment	$48,520	$30,715
Less: accumulated depreciation and amortization	(17,254)	(9,066)
Total property and equipment, net	$31,266	$21,649

As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Internal Use Software, the Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.

Depreciation and amortization expense was approximately $3.8 million and $8.3 million for the three and nine months ended September 30, 2019, respectively.  Depreciation and amortization expense was approximately $1.6 million and $3.9 million for the three and nine months ended September 30, 2018, respectively.

5. Acquisition, Intangible Assets and Goodwill

Madumbo Acquisition

On September 28, 2018, the Company entered into a Stock Purchase Agreement with Madumbo whereby the Company acquired all of the issued and outstanding shares of Madumbo for $1.6 million in cash consideration. Madumbo created an artificial intelligence platform that the Company plans to use to strengthen the Company’s current product offering. Goodwill was not deductible for tax purposes. Goodwill resulted primarily from the expected integration of Madumbo’s platform with the Company’s existing product offerings. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The results of Madumbo’s operations have been included in the Company’s condensed consolidated statements of operations and comprehensive loss since the acquisition date and were not material. Pro forma results of operations for this acquisition have not been presented because it was also not material to the condensed consolidated results of operations. Transaction costs amounted to approximately $0.1 million and were expensed as incurred.

The aggregate purchase consideration and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Fair Value
Fair value of net assets acquired:
Net tangible assets (liabilities)	$(536)
Developed technology	825
Goodwill	1,334
Total fair value of net assets acquired	$1,623

Intangibles, net consisted of the following (in thousands):

	As of September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$2,125	$(1,366)	$759	2-3 years

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$2,125	$(837)	$1,288	2-3 years
Customer relationships	20	(20)	—	1 year
Total	$2,145	$(857)	$1,288

Intangible amortization expense was approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2019, respectively and was approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively. Amortization of developed technology and customer relationships are included in cost of revenue on the Company’s condensed consolidated statement of operations and comprehensive loss.

As of September 30, 2019, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2019	$179
2020	378
2021	202
Total	$759

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued compensation and commissions	$12,903	$15,229
Early exercise liability-stock options	2,168	2,931
Income tax liability	731	516
Payroll and sales taxes	1,432	1,147
Deferred rent	—	3,527
Accrued expenses	13,247	6,940
Total accrued expenses and other current liabilities	$30,481	$30,290

7. Commitments and Contingencies

Lease Commitments—The Company has entered into various noncancelable operating leases for its facilities expiring between fiscal 2019 and 2025. Certain operating leases contain provisions under which monthly rent escalates over time. When lease agreements contain escalating rent clauses or free rent periods, the Company recognizes rent expense on a straight-line basis over the term of the lease.

Non-Income Tax Matters—In January 2015, the Company recorded a $5.0 million contingent Federal payroll tax liability in conjunction with common stock repurchase transactions, as part of a capital raise, with certain of its employees. The potential payroll tax treatment of these transactions was subject to uncertainty, and the contingent payroll tax liability was deemed probable and reasonably estimable. On April 15, 2019, the period of limitations for assessing the contingent Federal payroll tax liability expired and the Company was legally released from being the primary obligor. As a result, the Company recognized a $5.0 million benefit in the condensed consolidated statement of operations during the nine months ended September 30, 2019.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the year ended December 31, 2018 and the nine months ended September 30, 2019.

Cloud Hosting Commitments—In April 2019 and September 2019, the Company entered into cloud hosting agreements, effective May 2019 and September 2019, respectively, for a total purchase commitment of $225.0 million and $37.5 million, respectively, payable over the three years following the date of the applicable agreement.

Legal Matters—The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position or results of operations.

Indemnification—The Company enters into indemnification provisions under some agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations and comprehensive loss in connection with the indemnification provisions have not been material.

8. Leases

The Company has entered into various noncancelable operating leases for its facilities expiring between fiscal 2019 and 2025. Certain lease agreements contain an option for the Company to renew a lease for a term of up to five years or an option to terminate a lease early within three years. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis. The Company has elected the practical expedient not to record leases with an initial term of 12 months or less on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company accounts for lease components and non-lease components as a single lease component. Operating lease assets and liabilities are reflected within operating lease assets; operating lease liabilities, current and operating lease liabilities, non-current, on the condensed consolidated balance sheet.

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

The components of lease cost recognized within the Company’s condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost(1)	$3,885	$9,715
Variable lease cost(2)	126	136
Short-term lease cost	564	2,148

1)	Includes right of use amortization of $3.1 million and $7.6 million for the three and nine months ended September 30, 2019, respectively
2)	Primarily related to Consumer Price Index adjustments, common area maintenance and property tax.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

Nine Months Ended September 30,
Cash paid for amounts included in measurement of lease liabilities	$6,077
Operating lease assets obtained in exchange for new lease liabilities	14,618

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2019	$2,830
2020	14,488
2021	16,795
2022	16,589
2023	14,403
2024 and beyond	4,017
Total lease payments	$69,122
Less: imputed interest	(8,393)
Present value of lease liabilities	$60,729

Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

September 30, 2019
Weighted average remaining lease term	4.20
Weighted average discount rate	5.03%

9. Stockholders’ Equity (Deficit)

Class A and Class B Common Stock

The Company has two classes of common stock, Class A and Class B. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon the sale or transfer to Class A common stock, subject to certain limited exceptions.

As of September 30, 2019, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 27,600,000 shares of Class A common stock and 268,113,075 shares of Class B common stock were issued and outstanding.

Preferred Stock

As of September 30, 2019, the Company had authorized 20,000,000 shares of preferred stock, at a par value per share of $0.00001, with rights and preferences, including voting rights, designated from time to time by the Board. No shares of preferred stock were issued and outstanding as of September 30, 2019.

Convertible Preferred Stock

Immediately prior to the completion of the IPO in September 2019, all shares of convertible preferred stock then outstanding were converted into 179,011,431 shares of Class B common stock.

Equity Incentive Plans

The Company has two equity incentive plans, the 2012 equity incentive plan (the “2012 Plan”) and the 2019 equity incentive plan (the “2019 Plan”).  On the date of the Final Prospectus, the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan.  Additionally, as of September 30, 2019, there were 37,153,194 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan.  Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based and other awards, each valued or based on the Company’s Class A common stock, to employees, consultants, and advisors of the Company. Through September 30, 2019, the Company has only issued stock options in connection with the 2012 and 2019 Plans. As of September 30, 2019, the Company was authorized to grant awards representing up to 70,296,733 shares under the 2019 Plan and had awards representing 32,397,031 shares of Class A common stock available to grant under the 2019 Plan.

Stock option activity:

Stock option activity is as follows:

	Number Of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Balance—December 31, 2018	38,865,057	$0.83	7.9
Options granted	9,481,530	$9.06
Options exercised	(10,114,941)	$0.72
Options forfeited	(1,078,452)	$2.29
Balance—September 30, 2019	37,153,194	$2.92	7.9
Exercisable—September 30, 2019	21,090,498	$2.24	7.3

Total compensation cost related to unvested awards not yet recognized was approximately $98.4 million and $28.4 million as of September 30, 2019 and December 31, 2018, respectively. The weighted average period over which this compensation cost related to unvested employee awards will be recognized is 3.6 years and 3.4 years as of September 30, 2019 and December 31, 2018, respectively.

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2019 and September 30, 2018 was $8.68 and $2.39, respectively. The Company received approximately $7.3 million and $6.8 million in cash proceeds from options exercised during the nine months ended September 30, 2019 and September 30, 2018, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2019 and September 30, 2018 was approximately $106.0 million and $26.8 million, respectively. The aggregate fair value of options vested during the nine months ended September 30, 2019 and 2018 was $8.5 million and $2.8 million, respectively.

Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. The Company has recorded liabilities related to early exercises of 1,548,000 shares of common stock and 2,095,656 shares of common stock as of September 30, 2019 and December 31, 2018, respectively

Employee Stock Purchase Plan

In September 2019, the Board adopted and approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on the date of the Final Prospectus.  The ESPP initially reserved and authorized the issuance of up to a total of 6,725,000 shares of Class A common stock to participating employees.  As of September 30, 2019, 6,725,000 shares of Class A common stock remain available for grant under the ESPP. The initial offering period began on the date of the Final Prospectus and will end on May 15, 2020. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the $27.00 initial public offering price of the Company’s Class A common stock or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP.

The Company recognized $0.1 million of stock-based compensation expense related to the ESPP during the three months ended September 30, 2019, beginning upon the IPO in September 2019.  As of September 30, 2019, no amounts have been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions.  There were no purchases for the three months ended September 30, 2019 related to the ESPP.

Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant.  The Company accounts for forfeitures as they occur.

Stock-based compensation expense was included in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$161	$74	$372	$182
Research and development	1,934	387	3,709	931
Sales and marketing	1,540	522	3,276	1,241
General and administrative	1,042	325	2,659	697
Stock-based compensation, net of amounts capitalized	4,677	1,308	10,016	3,051
Capitalized stock-based compensation expense	14	61	137	136
Total stock-based compensation expense	$4,691	$1,369	$10,153	$3,187

10. Income Taxes

The Company has an effective tax rate of (0.8)% and (8.1)% for the three months ended September 30, 2019 and 2018, respectively, and (2.2)% and (11.4)% for the nine months ended September 30, 2019 and 2018, respectively. The Company has incurred U.S. operating losses and has minimal profits in its foreign jurisdictions.

The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the U.S. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all of its net deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.

The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve deemed immaterial for the nine months ended September 30, 2019 and $0.2 million for the nine months ended September 30, 2018. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.

11. Net Loss Per Share

Basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities. Immediately prior to the consummation of the Company’s IPO in September 2019, all outstanding shares of convertible preferred stock and common stock were converted to Class B common stock. As a result, Class A and Class B common stock are the only outstanding equity in the Company.

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period. The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the conversion of Class B common stock is assumed in the computation of the diluted net loss per share of Class A common stock, the undistributed earnings are equal to net loss for that computation.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019		2018	2019		2018
Basic net loss per share:	Class A	Class B		Class A	Class B
Numerator:
Net loss	$(93)	$(4,068)	$(4,673)	$(157)	$(17,444)	$(4,175)
Denominator:
Weighted average shares used in calculating net loss per share, basic	2,322	101,554	73,353	782	86,976	69,708
Basic net loss per share	$(0.04)	$(0.04)	$(0.06)	$(0.20)	$(0.20)	$(0.06)
Diluted net loss per share:
Numerator:
Allocation of distributed loss for basic computation	$(93)	$(4,068)	$(4,673)	$(157)	$(17,444)	$(4,175)
Reallocation of undistributed loss as a result of conversion of Class B to Class A shares	(4,068)	—	—	(17,444)	—	—
Allocation of undistributed loss	$(4,161)	$(4,068)	$(4,673)	$(17,601)	$(17,444)	$(4,175)
Denominator:
Number of shares used in basic calculation	2,322	101,554	73,353	782	86,976	69,708
Weighted average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	101,554	—	—	86,976	—	—
Number of shares used in diluted calculation	103,876	101,554	73,353	87,758	86,976	69,708
Diluted net loss per share	$(0.04)	$(0.04)	$(0.06)	$(0.20)	$(0.20)	$(0.06)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of September 30,
	2019	2018

Convertible Preferred Stock	—	179,815
Shares subject to outstanding stock options	37,153	39,981
Unvested early exercised stock options	1,548	2,204
Total	38,701	222,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10- Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2018 included in the Final Prospectus for our initial public offering, or our IPO, dated as of September 18, 2019 and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on September 19, 2019. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

Datadog is the monitoring and analytics platform for developers, IT operations teams and business users in the cloud age.

Our SaaS platform integrates and automates infrastructure monitoring, application performance monitoring and log management to provide unified, real-time observability of our customers’ entire technology stack. Datadog is used by organizations of all sizes and across a wide range of industries to enable digital transformation and cloud migration, drive collaboration among development, operations and business teams, accelerate time to market for applications, reduce time to problem resolution, understand user behavior and track key business metrics.

We generate revenue from the sale of subscriptions to customers using our cloud-based platform. Our paid subscriptions are available in Pro and Enterprise tiers. The terms of our subscription agreements are primarily monthly or annual. Customers also have the option to purchase additional products, such as additional containers to monitor, custom metrics packages, anomaly detection and trace search and analytics. Professional services are generally not required for the implementation of our products and revenue from such services has been immaterial to date.

We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our customers can expand their footprint with us on a self-service basis. Our customers often significantly increase their usage of the products they initially buy from us and expand their usage to other products we offer on our platform. We grow with our customers as they expand their workloads in the public and private cloud.

As of September 30, 2019, we had $770.9 million in cash, cash equivalents and restricted cash. We generated revenue of $95.9 million and $51.1 million in the three months ended September 30, 2019 and 2018, respectively, representing year-over-year growth of 88%. For the nine months ended September 30, 2019 and 2018, our revenue was $249.1 million and $136.5 million, respectively, representing year-over-year growth of 83%. Substantially all of our revenue is subscription software sales. Our net loss was $(4.2) million and $(4.7) million for the three months ended September 30, 2019 and 2018, respectively, and $(17.6) million and $(4.2) million for the nine months ended September 30, 2019 and 2018, respectively. We generated operating cash flow of $6.8 million and $15.4 million in the nine months ended September 30, 2019 and 2018, respectively. Our free cash flow was ($10.1) million and $2.6 million in the nine months ended September 30, 2019 and 2018, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” for additional information.

Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of September 30, 2019, we had approximately 9,500 customers spanning organizations of a broad range of sizes and industries. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors, and the effectiveness of our marketing efforts.

We define the number of customers as the number of accounts with a unique account identifier for which we have an active subscription in the period indicated. Users of our free trials or tier are not included in our customer count. A single organization with multiple divisions, segments or subsidiaries is generally counted as a single customer. However, in some cases where they have separate billing terms, we may count separate divisions, segments or subsidiaries as multiple customers.

Expanding Within Our Existing Customer Base

Our base of customers represents a significant opportunity for further sales expansion. As of September 30, 2019, we had approximately 727 customers with annual run-rate revenue, or ARR, of $100,000 or more, up from 377 as of September 30, 2018. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under U.S. generally accepted accounting principles, or GAAP, on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.

We believe that our land-and-expand business model allows us to efficiently increase revenue from our existing customer base. Our customers often expand the deployment of our platform across large teams and more broadly within the enterprise as they migrate more workloads to the cloud, find new use cases for our platform, and generally realize the benefits of our platform. We intend to continue to invest in enhancing awareness of our brand and developing more products, features and functionality, which we believe are important factors to achieve widespread adoption of our platform. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our solution, competition, pricing and overall changes in our customers’ spending levels.

Sustaining Innovation and Technology Leadership

Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have proven initial success of our platform approach, through expansion beyond our initial infrastructure monitoring solution, to include APM in 2017, logs in 2018, and both user experience and network performance monitoring in 2019. As of September 30, 2019, approximately 50% of our customers were using more than one product, up from approximately 15% a year earlier. We believe these metrics indicate strong momentum in the uptake of our newer platform products.

We intend to continue to invest in building additional products, features and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Our future success is dependent on our ability to successfully develop, market and sell existing and new products to both new and existing customers.

Expanding Internationally

We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 25% for the nine months ended September 30, 2019. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in Europe, the Middle East, Africa and in the Asia Pacific region. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, including in Dublin, London, Paris, Singapore, Sydney and Tokyo.

Components of Results of Operations

Revenue

We generate revenue from the sale of subscriptions to customers using our cloud-based platform. The terms of our subscription agreements are primarily monthly or annual, with the majority of our revenue coming from annual subscriptions. Our customers can enter into a subscription for a committed contractual amount of usage that is apportioned ratably on a monthly basis over the term of the subscription period, a subscription for a committed contractual amount of usage that is delivered as used, or a monthly subscription based on usage. To the extent that our customers’ usage exceeds the committed contracted amounts under their subscriptions, either on a monthly basis in the case of a ratable subscription or once the entire commitment is used in the case of a delivered-as-used subscription, they are charged for their incremental usage.

Usage is measured primarily by the number of hosts or by the volume of data indexed. A host is generally defined as a server, either in the cloud or on-premise. Our infrastructure monitoring and APM products are priced per host, while the logs product is priced primarily per log events indexed and secondarily by events ingested. Customers also have the option to purchase additional products, such as additional container or serverless monitoring, custom metrics packages, anomaly detection, synthetic monitoring and trace search and analytics.

In the case of subscriptions for committed contractual amounts of usage, revenue is recognized ratably over the term of the subscription agreement, generally beginning on the date that our platform is made available to a customer. As a result, much of our revenue is generated from subscriptions entered into during previous periods. Consequently, any decreases in new subscriptions or renewals in any one period may not be immediately reflected as a decrease in revenue for that period, but could negatively affect our revenue in future quarters. This also makes it difficult for us to rapidly increase our revenue through the sale of additional subscriptions in any period, as revenue is recognized over the term of the subscription agreement. In the case of a subscription for a committed contractual amount of usage that is delivered as used, a monthly subscription based on usage, or usage in excess of a ratable subscription, we recognize revenue as the product is used, which may lead to fluctuations in our revenue and results of operations. In addition, historically, we have experienced seasonality in new customer bookings, as we typically enter into a higher percentage of subscription agreements with new customers in the fourth quarter of the year.

Due to ease of implementation of our products, professional services generally are not required and revenue from such services has been immaterial to date.

Cost of Revenue

Cost of revenue primarily consists of expenses related to providing our products to customers, including payments to our third-party cloud infrastructure providers for hosting our software, personnel-related expenses for operations and global support, including salaries, benefits, bonuses and stock-based compensation, payment processing fees, information technology, depreciation and amortization related to the amortization of acquired intangibles and internal-use software and other overhead costs such as allocated facilities.

We intend to continue to invest additional resources in our platform infrastructure and our customer support and success organizations to expand the capability of our platform and ensure that our customers are realizing the full benefit of our platform and products. The level, timing and relative investment in our infrastructure could affect our cost of revenue in the future.

Gross Profit and Gross Margin

Gross profit represents revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates, and as a result of the timing and amount of investments to expand our products and geographical coverage.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense and sales commissions. Operating expenses also include overhead costs for facilities and shared IT related expenses, including depreciation expense.

Research and Development

Research and development expense consists primarily of personnel costs for our engineering, service and design teams. Additionally, research and development expense includes contractor fees, depreciation and amortization and allocated overhead costs. Research and development costs are expensed as incurred. We expect that our research and development expense will increase in absolute dollars as our business grows, particularly as we incur additional costs related to continued investments in our platform.

Sales and Marketing

Sales and marketing expense consists primarily of personnel costs for our sales and marketing organization, costs of general marketing and promotional activities, including the free tier and free introductory trials of our products, travel-related expenses and allocated overhead costs. Sales commissions earned by our sales force are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be four years. We expect that our sales and marketing expense will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we expand our sales and marketing efforts. However, we expect that our sales and marketing expense will decrease as a percentage of our revenue over the long term.

General and Administrative

General and administrative expense consists primarily of personnel costs and contractor fees for finance, legal, human resources, information technology and other administrative functions. In addition, general and administrative expense includes non-personnel costs, such as legal, accounting and other professional fees, hardware and software costs, certain tax, license and insurance-related expenses and allocated overhead costs.

We expect to incur additional expenses as a result of operating as a newly public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations and professional services. We expect that our general and administrative expense will increase in absolute dollars as our business grows. However, we expect that our general and administrative expense will decrease as a percentage of our revenue as our revenue grows over the longer term.

Other Income, Net

Other income, net consists of income earned on our money market funds included in cash and cash equivalents and restricted cash.

Provision for Income Taxes

Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
		(in thousands)
Revenue	$95,864	$51,074	$249,136	$136,467
Cost of revenue (1)(2)	23,297	12,098	63,225	30,690
Gross profit	72,567	38,976	185,911	105,777
Operating expenses
Research and development (1)	28,684	14,159	75,531	37,456
Sales and marketing (1)	38,836	25,130	105,061	59,747
General and administrative (1)	9,265	4,322	23,193	12,933
Total operating expenses	76,785	43,611	203,785	110,136
Operating loss	(4,218)	(4,635)	(17,874)	(4,359)
Other income, net	90	311	646	612
Loss before provision for income taxes	(4,128)	(4,324)	(17,228)	(3,747)
Provision for income taxes	(33)	(349)	(373)	(428)
Net loss	$(4,161)	$(4,673)	$(17,601)	$(4,175)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
		(in thousands)
Cost of revenue	$161	$74	$372	$182
Research and development	1,934	387	3,709	931
Sales and marketing	1,540	522	3,276	1,241
General and administrative	1,042	325	2,659	697
Total	$4,677	$1,308	$10,016	$3,051

(2)	Includes amortization of acquired intangibles expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
		(in thousands)
Cost of revenue	$179	$112	$531	$332

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
		(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	24	24	25	22
Gross profit	76	76	75	78
Operating expenses
Research and development	30	28	31	28
Sales and marketing	41	49	42	44
General and administrative	10	8	9	9
Total operating expenses	81	85	82	81
Operating loss	(4)	(9)	(7)	(3)
Other income, net	0	1	0	0
Loss before provision for income taxes	(4)	(8)	(7)	(3)
Provision for income taxes	(1)	(1)	(1)	(1)
Net loss	(5)%	(9)%	(8)%	(4)%

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenue

	Three Months Ended
	September 30,
	2019	2018	Change	% Change
	(dollars in thousands)
Revenue	$95,864	$51,074	$44,790	88%

Revenue increased by $44.8 million, or 88%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in revenue was primarily due to growth from existing customers, with the remaining increase attributable to new customers.

Cost of Revenue and Gross Margin

	Three Months Ended
	September 30,
	2019	2018	Change	% Change
	(dollars in thousands)
Cost of revenue	$23,297	$12,098	$11,199	93%
Gross margin	76%	76%	—

Cost of revenue increased by $11.2 million, or 93%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was primarily due to an increase of $9.1 million in third-party cloud infrastructure hosting and software costs, $1.1 million of depreciation and amortization, $0.8 million in personnel expenses as a result of increased headcount, $0.1 million of credit card processing fees and other fees, and $0.1 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.

Our gross margin remained relatively constant in the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Research and Development

	Three Months Ended
	September 30,
	2019	2018	Change	% Change
	(dollars in thousands)
Research and development	$28,684	$14,159	$14,525	103%
Percentage of revenue	30%	28%

Research and development expense increased by $14.5 million, or 103%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was primarily due to an increase of $10.4 million in personnel costs for our engineering, product and design teams as a result of increased headcount and an increase of $4.1 million in cloud infrastructure related investments and in allocated overhead costs necessary for supporting the growth of the business.

Sales and Marketing

	Three Months Ended
	September 30,
	2019	2018	Change	% Change
	(dollars in thousands)
Sales and marketing	$38,836	$25,130	$13,706	55%
Percentage of revenue	41%	49%

Sales and marketing expense increased by $13.7 million, or 55%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was primarily due to an increase of $10.3 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased amortization of deferred contract costs related to increased variable compensation for sales personnel due to increased sales, an increase of $1.2 million in marketing and promotional activities, and an increase of $2.2 million in allocated overhead costs as a result of increased overall costs necessary to support the growth of the business and related infrastructure.

General and Administrative

	Three Months Ended
	September 30,
	2019	2018	Change	% Change
	(dollars in thousands)
General and administrative	$9,265	$4,322	$4,943	114%
Percentage of revenue	10%	8%

General and administrative expense increased by $4.9 million, or 114%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was primarily due to an increase of $2.9 million in personnel costs as a result of increased headcount, an increase of $1.4 million related to outside professional fees primarily related to legal and accounting services, and an increase of $0.6 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenue

	Nine Months Ended
	September 30,
	2019	2018	Change	% Change
	(dollars in thousands)
Revenue	$249,136	$136,467	$112,669	83%

Revenue increased by $112.7 million, or 83%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in revenue was primarily due to growth from existing customers, with the remaining increase attributable to new customers.

Cost of Revenue and Gross Margin

	Nine Months Ended
	September 30,
	2019	2018	Change	% Change
	(dollars in thousands)
Cost of revenue	$63,225	$30,690	$32,535	106%
Gross margin	75%	78%	3%

Cost of revenue increased by $32.5 million, or 106%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to an increase of $26.9 million in third-party cloud infrastructure hosting and software costs, an increase of $2.4 million in personnel expenses as a result of increased headcount, an increase of $2.1 million of depreciation and amortization expense, an increase of $0.6 million in credit card processing fees and other fees, and an increase of $0.6 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.

Our gross margin declined by 3% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily as the result of the timing and amount of our investments to expand the capacity of our third-party cloud infrastructure providers.

Research and Development

	Nine Months Ended
	September 30,
	2019	2018	Change	% Change
	(dollars in thousands)
Research and development	$75,531	$37,456	$38,075	102%
Percentage of revenue	31%	28%

Research and development expense increased by $38.1 million, or 102%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to an increase of $23.8 million in personnel costs for our engineering, product and design teams as a result of increased headcount, and an increase of $14.3 million in cloud infrastructure related investments and in allocated overhead costs necessary for supporting the growth of the business.

Sales and Marketing

	Nine Months Ended
	September 30,
	2019	2018	Change	% Change
	(dollars in thousands)
Sales and marketing	$105,061	$59,747	$45,314	76%
Percentage of revenue	42%	44%

Sales and marketing expense increased by $45.3 million, or 76%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to an increase of $30.0 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel, an increase of $8.1 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure, and an increase of $7.2 million in marketing and promotional activities.

General and Administrative

	Nine Months Ended
	September 30,
	2019	2018	Change	% Change
	(dollars in thousands)
General and administrative	$23,193	$12,933	$10,260	79%
Percentage of revenue	9%	9%

General and administrative expense increased by $10.3 million, or 79%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to an increase of $4.9 million in personnel expenses as a result of increased headcount, an increase of $4.1 million related to outside professional fees primarily related to legal and accounting services, an increase of $1.3 million in allocated overhead expenses related to an increase in overall costs necessary to support the growth of the business and related infrastructure.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through sales of subscriptions and the net proceeds we have received from sales of equity securities as further detailed below. As of September 30, 2019, we had cash and cash equivalents totaling $760.9 million.

Our cash and cash equivalents primarily consist of bank deposits and money market funds. In September 2019, we closed our IPO of 27,600,000 shares of our Class A common stock at an offering price of $27.00 per share, including 3,600,000 shares pursuant to the underwriters’ option to purchase shares of our Class A common stock, resulting in aggregate net proceeds to us of $705.9 million after deducting underwriting discounts and commissions of $37.3 million and net offering expenses of $2.0 million.

We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, and the continuing market adoption of our platform. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

A substantial source of our cash from operations is from our deferred revenue, which is included in the liabilities section of our consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2019, we had deferred revenue of $121.8 million, of which $117.0 million was recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Cash provided by operating activities	$6,804	$15,384
Cash used in investing activities	(16,871)	(14,363)
Cash provided by financing activities	$715,965	$6,833

Operating Activities

Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses and overhead expenses. We have generated positive cash flows and have supplemented working capital requirements through net proceeds from the sale of equity securities.

Cash provided by operating activities for the nine months ended September 30, 2019 of $6.8 million was primarily related to our net loss of $(17.6) million, adjusted for non-cash charges of $32.2 million and net cash outflows of $7.8 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment, amortization of capitalized software, and amortization of acquired intangibles. The main drivers of the changes in operating assets and liabilities were related to a $51.1 million increase in deferred revenue, resulting primarily from increased billings for subscriptions and a $4.2 million increase in accounts payable. These amounts were partially offset by a $2.0 million decrease in accrued expenses and other liabilities, a $32.2 million increase in accounts receivable, net, due to increases in sales, a $9.5 million increase in prepaid expenses and other current assets, primarily driven by prepaid hosting services, a $10.9 million increase in deferred contract costs related to commissions paid on new bookings, and a $8.5 million increase in other assets.

Cash provided by operating activities for the nine months ended September 30, 2018 of $15.4 million was primarily related to our net loss of $(4.2) million, adjusted for non-cash charges of $9.4 million and net cash inflows of $10.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment, amortization of capitalized software, and amortization of acquired intangibles. The main drivers of the changes in operating assets and liabilities were related to a $19.4 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, a $4.8 million increase in accounts payable, and a $6.3 million increase in accrued expenses and other liabilities, due to an increase in headcount. These amounts were partially offset by an $8.6 million increase in accounts receivable, net, due to increases in sales, a $0.7 million increase in prepaid expenses and other current assets, primarily driven by prepaid hosting services, a $6.0 million increase in deferred contract costs related to commissions paid on new bookings, and a $4.9 million increase in other assets.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019 and 2018 was $16.9 million and $14.4 million, respectively, and was primarily the result of increases in capital expenditures to purchase property and equipment to support additional office space and site operations, increases in capitalization of software development costs and increases in acquired intangibles.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $716.0 million and was primarily the result of aggregate net proceeds from our IPO in the amount of $708.7 million, and proceeds from the exercise of stock options in the amount of $7.3 million. Cash provided by financing activities for the nine months ended September 30, 2018 was $6.8 million and was the result of proceeds from the exercise of stock options.

Non-GAAP Free Cash Flow

We report our financial results in accordance with generally accepted accounting principles in the United States, or GAAP. To supplement our consolidated financial statements, we provide investors with the amount of free cash flow, which is a non-GAAP financial measure. Free cash flow represents net cash used in operating activities, reduced by capital expenditures and capitalized software development costs, if any. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The reduction of capital expenditures and amounts capitalized for software development facilitates comparisons of our liquidity on a period-to-period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and board of directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP-based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results. The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated.

The following table presents our cash flows for the periods presented and a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$6,804	$15,384
Less: Purchases of property and equipment	(9,813)	(8,205)
Less: Capitalized software development costs	(7,058)	(4,540)
Free cash flow	$(10,067)	$2,639

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our operating leases, which are primarily for office space, and purchase commitments to our cloud hosting providers and other vendors. We entered into an agreement with Google Cloud Platform, or GCP, in September 2019, which we refer to as the GCP Agreement. Under the GCP Agreement, we are required to purchase an aggregate of at least $37.5 million of cloud services from GCP through September 2022. The aggregate amount of $37.5 million is to be paid over the course of three periods, or Commitment Periods, with each period being 12 months. The amount to be paid for each of the three Commitment Periods is $8.0 million, $12.0 million and $17.5 million, respectively. Except in limited circumstances, such as our termination of the GCP Agreement for cause, if we fail to meet the minimum purchase commitment during any Commitment Period, we are required to pay the difference. Neither party may terminate the GCP Agreement for convenience during this three-year term. Other than as described above, there have been no material changes to our obligations under our operating leases and purchase commitments as compared to those disclosed in the Final Prospectus for our IPO dated as of September 18, 2019 and filed with the SEC pursuant to Rule 424(b)(4) on September 19, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019 we did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There have been no material changes to our critical accounting policies as compared to those disclosed in the Final Prospectus for our IPO dated as of September 18, 2019 and filed with the SEC pursuant to Rule 424(b)(4) on September 19, 2019.

Recently Adopted Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

item 3. quantitative and qualitative disclosures about market risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of September 30, 2019, we had $755.0 million of cash equivalents invested in money market funds. In addition, we had $10.0 million of restricted cash due to the outstanding letters of credit established in connection with lease agreements for our facilities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of September 30, 2019, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. All of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, France, the United Kingdom, Japan and Australia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results.

item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline.

Risks Related to Our Business and Industry

Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $249.1 million, $136.5 million, $198.1 million and $100.8 million for the nine months ended September 30, 2019 and 2018 and the years ended December 31, 2018 and 2017, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

•	price our products effectively so that we are able to attract new customers and expand sales to our existing customers;
•	expand the functionality and use cases for the products we offer on our platform;
•	maintain and expand the rates at which customers purchase and renew subscriptions to our platform;
•	provide our customers with support that meets their needs;
•	continue to introduce our products to new markets outside of the United States;
•	successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our platform; and
•	increase awareness of our brand on a global basis and successfully compete with other companies.

We may not successfully accomplish any of these objectives, and as a result, it is difficult for us to forecast our future results of operations. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.

In addition, we expect to continue to expend substantial financial and other resources on:

•	our technology infrastructure, including systems architecture, scalability, availability, performance and security;
•	our sales and marketing organization to engage our existing and prospective customers, increase brand awareness and drive adoption of our products;
•

product development, including investments in our product development team and the development of new products and new functionality for our platform as well as investments in further optimizing our existing products and infrastructure;

•	acquisitions or strategic investments;
•	international expansion; and
•	general administration, including increased legal and accounting expenses associated with being a public company.

These investments may not result in increased revenue growth in our business. If we are unable to maintain or increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position, and results of operations will be harmed, and we may not be able to achieve or maintain profitability over the long term. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our business, financial position and results of operations may be harmed, and we may not achieve or maintain profitability in the future.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We have experienced net losses in each period since inception. We generated net losses of $(17.6) million, $(4.2) million, $(10.8) million and $(2.6) million for the nine months ended September 30, 2019 and 2018 and the years ended December 31, 2018 and 2017, respectively. As of September 30, 2019, we had an accumulated deficit of $124.5 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

We have a limited operating history, which makes it difficult to forecast our future results of operations.

We were founded in June 2010. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our products, increasing competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Our business depends on our existing customers purchasing additional subscriptions and products from us and renewing their subscriptions. If our customers do not renew or expand their subscriptions with us, our future operating results would be harmed.

Our future success depends in part on our ability to sell additional subscriptions and products to our existing customers, and our customers renewing their subscriptions when the contract term expires. The terms of our subscription agreements are primarily monthly or annual, with some quarterly, semi-annual and multi-year. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Whether our customers renew or expand their subscriptions with us may be impacted by a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, the effects of global economic conditions, or reductions in our customers’ spending on IT solutions or their spending levels generally. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. If our customers do not purchase additional subscriptions and products from us or our customers fail to renew their subscriptions, our revenue may decline and our business, financial condition and results of operations may be harmed.

If we are unable to attract new customers, our business, financial condition and results of operations will be adversely affected.

To increase our revenue, we must continue to attract new customers. Our success will depend to a substantial extent on the widespread adoption of our platform and products as an alternative to existing solutions. Many enterprises have invested substantial personnel and financial resources to integrate traditional on-premise architectures into their businesses and, therefore, may be reluctant or unwilling to migrate to cloud computing. Further, the adoption of SaaS business software may be slower in industries with heightened data security interests or business practices requiring highly-customizable application software. In addition, as our market matures, our products evolve, and competitors introduce lower cost or differentiated products that are perceived to compete with our platform and products, our ability to sell subscriptions for our products could be impaired. Similarly, our subscription sales could be adversely affected if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our products or if they prefer to purchase other products that are bundled with solutions offered by other companies that operate in adjacent markets and compete with our products. As a result of these and other factors, we may be unable to attract new customers, which may have an adverse effect on our business, financial condition and results of operations.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.

Our ability to increase our customer base and achieve broader market acceptance of our products and platform capabilities will depend to a significant extent on our ability to expand our sales and marketing organization. We plan to continue expanding our direct sales force, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs. All of these efforts will require us to invest significant financial and other resources, including in channels in which we have limited or no experience to date. Our business and results of operations will be harmed if our sales and marketing efforts do not generate significant increases in revenue or increases in revenue that are smaller than anticipated. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate and retain talented and effective sales personnel, if our new and existing sales personnel, on the whole, are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.

If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data or our platform, our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities.

Our platform and products involve the storage and transmission of data, including personally identifiable information, and security breaches or unauthorized access to our platform and products could result in the loss of our or our customers’ data, litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities. We have previously and may in the future become the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our ability to provide our services. For example, in July 2016 an unidentified third party gained unauthorized access to, and exfiltrated data from, certain of our infrastructure resources, including a database that stored our customers’ credentials for our platform and for third-party integrations. Some of the customer credentials accessed and exfiltrated included confidential and personal information. As a precautionary measure, we reset customer passwords and instructed customers to revoke credentials that had been shared with us. While we have taken steps to protect the confidential and personal information that we have access to, our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ data on our behalf could be breached or we could suffer a loss of our or our customers’ data. Our ability to monitor our third-party service providers’ data security is limited. Cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), and general hacking have become more prevalent in our industry, particularly against cloud services. In addition, we do not directly control content that our customers store in our products. If our customers use our products for the transmission or storage of personally identifiable information and our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. In addition, our remediation efforts may not be successful.

We also process, store and transmit our own data as part of our business and operations. This data may include personally identifiable, confidential or proprietary information. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. While we have developed systems and processes to protect the integrity, confidentiality and security of our and our customers’ data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.

Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches, react in a timely manner or implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our cloud services. Any security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform and damage to our brand, reduce the demand for our products, disrupt normal business operations, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and adversely affect our business, financial condition and results of operations. These risks are likely to increase as we continue to grow and process, store, and transmit increasingly large amounts of data.

We use third-party technology and systems in a variety of contexts, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing and other functions. Although we have developed systems and processes that are designed to protect customer data and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party service provider, such measures cannot provide absolute security.

Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

Interruptions or performance problems associated with our products and platform capabilities may adversely affect our business, financial condition and results of operations.

Our continued growth depends in part on the ability of our existing and potential customers to access our products and platform capabilities at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our products and platform capabilities simultaneously, denial of service attacks, or other security-related incidents.

It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our products and platform capabilities become more complex and our user traffic increases. If our products and platform capabilities are unavailable or if our users are unable to access our products and platform capabilities within a reasonable amount of time or at all, we may experience a loss of customers, lost or delayed market acceptance of our platform and products, delays in payment to us by customers, injury to our reputation and brand, legal claims against us, and the diversion of our resources. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition and results of operations may be adversely affected.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or to changing customer needs, requirements or preferences, our platform and products may become less competitive.

Our ability to attract new users and customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products, increase adoption and usage of our products, and introduce new products and capabilities. The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we were unable to enhance our products and platform capabilities that keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our products, our business, financial condition and results of operations could be adversely affected.

The success of our platform depends, in part, on its ability to be deployed in a self-service installation process. We currently offer more than 350 out-of-the-box integrations to assist customers in deploying Datadog, and we need to continuously modify and enhance our products to adapt to changes and innovation in existing and new technologies to maintain and grow our integrations. We expect that the number of integrations we will need to support will continue to expand as developers adopt new software platforms, and we will have to develop new versions of our products to work with those new platforms. This development effort may require significant engineering, sales and marketing resources, all of which would adversely affect our business. Any failure of our products to operate effectively with future infrastructure platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, financial condition and results of operations could be adversely affected.

The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition and results of operations could be harmed.

Our unified platform combines functionality from numerous traditional product categories, and hence we compete in each of these categories with home-grown and open-source technologies, as well as a number of different vendors. With respect to on-premise infrastructure monitoring, we compete with diversified technology companies and systems management vendors including IBM, Microsoft Corporation, Micro Focus International plc, BMC Software, Inc. and Computer Associates International, Inc. With respect to APM, we compete with Cisco Systems, Inc., New Relic, Inc. and Dynatrace Software Inc. With respect to log management, we compete with Splunk Inc. and Elastic N.V. With respect to cloud monitoring, we compete with native solutions from cloud providers such as Amazon.com, Inc. (Amazon Web Services, or AWS), Alphabet Inc. (Google Cloud Platform, or GCP) and Microsoft Corporation (Microsoft Azure). In addition, we may increasingly choose to allow these third-party hosting providers to offer our solutions directly through their customer marketplaces. An increasing number of sales through cloud provider marketplaces could reduce both the number of customers with whom we have direct commercial relationships as well as our profit margins on sales made through such marketplaces.

With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Some of our actual and potential competitors have been acquired by other larger enterprises and have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships. As we look to market and sell our products and platform capabilities to potential customers with existing internal solutions, we must convince their internal stakeholders that our products and platform capabilities are superior to their current solutions.

We compete on the basis of a number of factors, including:

•	ability to provide unified, real-time observability of IT environments;
•	ability to operate in dynamic and elastic environments;
•	extensibility across the enterprise, including development, operations and business users;
•	propensity to enable collaboration between development, operations and business users;
•	ability to monitor any combination of public clouds, private clouds, on-premise and multi-cloud hybrids;
•	ability to provide advanced analytics and machine learning;
•	ease of deployment, implementation and use;
•	breadth of offering and key technology integrations;
•	performance, security, scalability and reliability;
•	quality of service and customer satisfaction;
•	total cost of ownership; and
•	brand recognition and reputation.

Our competitors vary in size and in the breadth and scope of the products offered. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships and installed customer bases, larger marketing budgets and greater resources than we do. Further, other potential competitors not currently offering competitive solutions may expand their product or service offerings to compete with our products and platform capabilities, or our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources and product offerings in our addressable market. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our products and platform capabilities. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their solutions at a lower price, which has resulted in, and may continue to result in, pricing pressures.

For all of these reasons, we may not be able to compete successfully against our current or future competitors, and this competition could result in the failure of our platform to continue to achieve or maintain market acceptance, any of which would harm our business, results of operations, and financial condition.

We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition and results of operations could be harmed.

As usage of our platform capabilities grow, we will need to devote additional resources to improving and maintaining our infrastructure and integrating with third-party applications. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base. Any failure of or delay in these efforts could result in impaired system performance and reduced customer satisfaction, resulting in decreased sales to new customers, lower dollar-based net retention rates, the issuance of service credits or requested refunds, which would hurt our revenue growth and our reputation. Further, any failure in optimizing our spend on third-party cloud services as we scale could negatively impact our gross margins. Even if we are successful in our expansion efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition and results of operations.

We rely upon third-party providers of cloud-based infrastructure to host our products. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.

We outsource substantially all of the infrastructure relating to our cloud solution to third-party hosting services. Customers of our cloud-based products need to be able to access our platform at any time, without interruption or degradation of performance, and we provide them with service-level commitments with respect to uptime. Our cloud-based products depend on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any limitation on the capacity of our third-party hosting services could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition and results of operations. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, terrorist or other attacks, and other similar events beyond our control could negatively affect our cloud-based products. A prolonged service disruption affecting our cloud-based solution for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.

In the event that our service agreements with our third-party hosting services are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our cloud solution for deployment on a different cloud infrastructure service provider, which could adversely affect our business, financial condition and results of operations.

We offer free trials and a free tier of our platform to drive developer awareness of our products, and encourage usage and adoption. If these marketing strategies fail to lead to customers purchasing paid subscriptions, our ability to grow our revenue will be adversely affected.

To encourage awareness, usage, familiarity and adoption of our platform and products, we offer free trials and a free tier of our platform. These strategies may not be successful in leading customers to purchase our products. Many users of our free tier may not lead to others within their organization purchasing and deploying our platform and products. To the extent that users do not become, or we are unable to successfully attract paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.

We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price could decline.

Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:

•	fluctuations in demand for or pricing of our platform and products;
•	fluctuations in usage of our platform and products;
•	our ability to attract new customers;
•	our ability to retain our existing customers;
•	customer expansion rates and the pricing and quantity of subscriptions renewed;
•	the pricing of subscriptions from customers in our cloud-provider marketplaces;
•	timing and amount of our investments to expand the capacity of our third-party cloud infrastructure providers;
•	seasonality driven by industry conferences;
•	the investment in new products and features relative to investments in our existing infrastructure and products;
•	the timing of our customer purchases;
•	fluctuations or delays in purchasing decisions in anticipation of new products or enhancements by us or our competitors;
•	changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;
•	our ability to control costs, including our operating expenses;
•	the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including commissions;
•	the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges;
•	the amount and timing of costs associated with recruiting, training and integrating new employees and retaining and motivating existing employees;
•	the effects of acquisitions and their integration;
•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;
•	the impact of new accounting pronouncements;
•	changes in regulatory or legal environments that may cause us to incur, among other elements, expenses associated with compliance;
•	changes in the competitive dynamics of our market, including consolidation among competitors or customers; and
•	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our products and platform capabilities.

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.

Seasonality may cause fluctuations in our sales and results of operations.

Historically, we have experienced seasonality in new customer bookings, as we typically we enter into a higher percentage of subscription agreements with new customers and renewals with existing customers in the fourth quarter of the year. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers. We expect that this seasonality will continue to affect our bookings and our results of operations in the future, and might become more pronounced as we continue to target larger enterprise customers.

Downturns or upturns in our sales may not be immediately reflected in our financial position and results of operations.

Because we recognize the majority of our revenue ratably over the term of the subscription agreement, any decreases in new subscriptions or renewals in any one period may not be immediately reflected as a decrease in revenue for that period, but could negatively affect our revenue in future quarters. This also makes it difficult for us to rapidly increase our revenue through the sale of additional subscriptions in any period, as revenue is recognized over the term of the subscription agreement. In addition, fluctuations in monthly subscriptions based on usage could affect our revenue on a period-over-period basis. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock would decline substantially, and we could face costly lawsuits, including securities class actions.

We target enterprise customers, and sales to these customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities.

We have a field sales team that targets enterprise customers. As of September 30, 2019, we had approximately 727 customers with an ARR of $100,000 or more. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our solutions and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our solutions, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our products on a limited basis, but nevertheless demand configuration, integration services and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment.

If we fail to retain and motivate members of our management team or other key employees, or fail to attract additional qualified personnel to support our operations, our business and future growth prospects would be harmed.

Our success and future growth depend largely upon the continued services of our executive officers, particularly Olivier Pomel, our co-founder and Chief Executive Officer, Alexis Lê-Quôc, our co-founder, President and Chief Technology Officer, and David Obstler, our Chief Financial Officer, as well as our other key employees in the areas of research and development and sales and marketing functions. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our products and platform capabilities.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing SaaS applications and experienced sales professionals. If we are unable to attract such personnel in cities where we are located, we may need to hire in other locations which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

If we fail to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, financial condition and results of operations may suffer.

We believe that maintaining and enhancing the Datadog brand is important to support the marketing and sale of our existing and future products to new customers and expand sales of our platform and products to existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, and our ability to successfully differentiate our products and platform capabilities from competitive products. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business, financial condition and results of operations may suffer.

If we cannot maintain our company culture as we grow, our success and our business and competitive position may be harmed.

We believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. If we fail to maintain our company culture, our business and competitive position may be harmed.

The market for our solutions may develop more slowly or differently than we expect.

It is difficult to predict customer adoption rates and demand for our products, the entry of competitive products or the future growth rate and size of the cloud-based software and SaaS business software markets. The expansion of these markets depends on a number of factors, including: the cost, performance, and perceived value associated with cloud-based and SaaS business software as an alternative to legacy systems, as well as the ability of cloud-based software and SaaS providers to address heightened data security and privacy concerns. If we have a security incident or other cloud-based software and SaaS providers experience security incidents, loss of customer data, disruptions in delivery or other similar problems, which is an increasing focus of the public and investors in recent years, the market for these applications as a whole, including our platform and products, may be negatively affected. If cloud-based and SaaS business software does not continue to achieve market acceptance, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending or otherwise, the market for our platform and products might not continue to develop or might develop more slowly than we expect, which would adversely affect our business, financial condition and results of operations.

We typically provide service-level commitments under our subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service or face subscription termination with refunds of prepaid amounts, which would lower our revenue and harm our business, financial condition and results of operations.

Our subscription agreements typically contain service-level commitments. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and response time requirements under our customer subscription agreements, we may be contractually obligated to provide these customers with service credits which could significantly affect our revenue in the periods in which the failure occurs and the credits are applied. We could also face subscription terminations and a reduction in renewals, which could significantly affect both our current and future revenue. Any service-level failures could also damage our reputation, which could also adversely affect our business, financial condition and results of operations.

Indemnity provisions in various agreements to which we are party potentially expose us to substantial liability for infringement, misappropriation or other violation of intellectual property rights, data protection and other losses.

Our agreements with our customers and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of infringement, misappropriation or other violation of intellectual property rights, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services, platform, our acts or omissions under such agreements or other contractual obligations. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, financial condition and results of operations. Although we attempt to contractually limit our liability with respect to such indemnity obligations, we are not always successful and may still incur substantial liability related to them, and we may be required to cease use of certain functions of our platform or products as a result of any such claims. Any dispute with a customer or other third party with respect to such obligations could have adverse effects on our relationship with such customer or other third party and other existing or prospective customers, reduce demand for our products and services and adversely affect our business, financial conditions and results of operations. In addition, although we carry general liability insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.

If we fail to offer high-quality support, our reputation could suffer.

Our customers rely on our customer support personnel to resolve issues and realize the full benefits that our platform provides. High-quality support is also important for the renewal and expansion of our subscriptions with existing customers. The importance of our support function will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our subscriptions to existing and new customers could suffer, and our reputation with existing or potential customers could suffer.

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition and results of operations.

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our services and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. Further, following the receipt of proceeds from our IPO, there is an increased likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition and results of operations may be adversely affected or we may be exposed to unknown risks or liabilities.

We are subject to stringent and changing privacy laws, regulations and standards, information security policies and contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our business.

We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of personally identifiable information. We are subject to a variety of federal, state, local and international laws, directives and regulations relating to the collection, use, retention, security, disclosure, transfer and other processing of personally identifiable information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and as a result implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We publicly post documentation regarding our practices concerning the collection, processing, use and disclosure of data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any failure by us, our suppliers or other parties with whom we do business to comply with this documentation or with federal, state, local or international regulations could result in proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us. If we fail to follow these security standards even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the European Union, or EU. The EU’s data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. The EU has adopted the General Data Protection Regulation, or GDPR, which went into effect in May 2018 and contains numerous requirements and changes from previously existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. While we have taken steps to mitigate the impact on us with respect to transfers of data, such as implementing standard contractual clauses and self-certifying under the EU-US Privacy Shield, the efficacy and longevity of these transfer mechanisms remains uncertain. The GDPR also introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (including, for example, the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.

In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life (in contrast to the GDPR, which focuses on protection of personal data). The proposed legislation, known as the Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation will likely be enacted sometime in 2019. While the new legislation contains protections for those using communications services (for example, protections against online tracking technologies), the timing of its proposed enactment following the GDPR means that additional time and effort may need to be spent addressing differences between the ePrivacy Regulation and the GDPR. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements in order to use communications content and communications metadata, which may negatively impact our platform and products and our relationships with our customers.

Complying with the GDPR and the ePrivacy Regulation, when it becomes effective, may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR and ePrivacy Regulation, we may not be successful in our efforts to achieve compliance either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. While we utilize a data center in the European Economic Area to maintain certain customer data (which may include personal data) originating from the EU in the European Economic Area, we may find it necessary to establish additional systems and processes to maintain such data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business.

Domestic laws in this area are also complex and developing rapidly. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. Further, California recently enacted the California Consumer Privacy Act, or CCPA, which is expected to take effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and platform capabilities. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, imprisonment of company officials and public censure, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our products and platform capabilities, any of which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations, and standards related to the internet, our business may be harmed.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, U.S. domestic bribery laws, the UK Bribery Act, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with business partners and third-party intermediaries to market our products and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.

While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition and results of operations could be harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.

We may sell to U.S. federal, state, and local, as well as foreign, governmental agency customers, as well as to customers in highly regulated industries such as financial services, telecommunications and healthcare. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have attained the revised certification. Government demand and payment for our products are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products.

Further, governmental and highly regulated entities may demand contract terms that differ from our standard arrangements and are less favorable than terms agreed with private sector customers. Such entities may have statutory, contractual, or other legal rights to terminate contracts with us or our partners for convenience or for other reasons. Any such termination may adversely affect our ability to contract with other government customers as well as our reputation, business, financial condition and results of operations.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our platform and products are subject to U.S. export controls, including the Export Administration Regulations, and we incorporate encryption technology into certain of our products. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption classification request or self-classification report.

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations administered by the Office of Foreign Assets Control that prohibit the shipment of most products and services to embargoed jurisdictions or sanctioned parties without the required export authorizations. Additionally, the Trump administration has been critical of existing trade agreements and may impose more stringent export controls. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Violations of U.S. sanctions or export control regulations can result in significant fines or penalties and possible incarceration for responsible employees and managers.

If our channel partners fail to obtain appropriate import, export, or re-export licenses or permits, we may also be adversely affected through reputational harm, as well as other negative consequences, including government investigations and penalties.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end-customers’ ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our end-customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our products would adversely affect our business, results of operations, and growth prospects.

Any failure to obtain, maintain, protect or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology and our brand.

Our success depends to a significant degree on our ability to obtain, maintain, protect and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. We rely on a combination of trademarks, trade secret laws, patents, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect and enforce our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and develop and commercialize substantially identical products, services or technologies, our business, financial condition, results of operations or prospects may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. Despite our pending U.S. patent applications, there can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or products. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or products. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products that compete with ours. Patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. For example, as we have expanded internationally, we have been unable to register and obtain the right to use the Datadog trademark in certain jurisdictions, including in the EU, and as we continue to expand, we may face similar issues in other jurisdictions. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights. Furthermore, third parties may assert intellectual property claims against us, and we may be subject to liability, required to enter into costly license agreements, or required to rebrand our products and/or prevented from selling some of our products if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate or otherwise violate their trademarks or other intellectual property rights. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers and other partners. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering or disclosure of our proprietary information, know-how and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products and platform capabilities. These agreements may be breached, and we may not have adequate remedies for any such breach.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products and platform capabilities, impair the functionality of our products and platform capabilities, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our products, or injure our reputation.

We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.

We may become subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products or services are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation. Lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement, misappropriation or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. We do not currently have a large patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patent applications may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our products and platform capabilities or cease business activities related to such intellectual property. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease selling or using products or services that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate;
•	make substantial payments for legal fees, settlement payments or other costs or damages;
•	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
•	redesign the allegedly infringing products to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible.

Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. We expect that the occurrence of infringement claims is likely to grow as the market for our platform and products grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.

Any future litigation against us could be costly and time-consuming to defend.

We may become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position and results of operations.

We use open source software in our products, which could negatively affect our ability to sell our services or subject us to litigation or other actions.

We use open source software in our products and we expect to continue to incorporate open source software in our services in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot ensure that we have not incorporated additional open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. From time to time, there have been claims challenging the ownership rights in open source software against companies that incorporate it into their products and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our business, financial condition and results of operations, or require us to devote additional research and development resources to change our products. In addition, although we employ open source software license screening measures, if we were to combine our proprietary software products with open source software in a certain manner we could, under certain open source licenses, be required to release the source code of our proprietary software products. Some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our product. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our products, we may be required to re-engineer such products, discontinue the sale of such products or take other remedial actions.

Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region, Japan or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 25% for the nine months ended September 30, 2019. Beyond North America, we now have sales presence internationally, including in Dublin, Paris, London, Singapore, Tokyo, Seoul and Sydney. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of September 30, 2019, approximately 33% of our full-time employees were located outside of the United States, 48% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

Our current and future international business and operations involve a variety of risks, including:

•	slower than anticipated availability and adoption of cloud and hybrid IT infrastructures by international businesses;
•	changes in a specific country’s or region’s political or economic conditions, including in the United Kingdom as a result of the United Kingdom exiting the EU, or Brexit;
•	the need to adapt and localize our products for specific countries;
•	greater difficulty collecting accounts receivable and longer payment cycles;
•	potential changes in trade relations, regulations, or laws;
•	unexpected changes in laws, regulatory requirements, or tax laws;
•	more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;
•

differing and potentially more onerous labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•

challenges inherent in efficiently managing, and the increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;

•	potential changes in laws, regulations and costs affecting our U.K. operations and local employees due to Brexit;
•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;
•	increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;
•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•	laws and business practices favoring local competitors or general market preferences for local vendors;
•	limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting or enforcing our intellectual property rights, including our trademarks and patents;
•	political instability or terrorist activities;
•	exposure to liabilities under anti-corruption and anti-money laundering laws, including the FCPA, U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions; and
•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

Legal, political and economic uncertainty surrounding the planned exit of the United Kingdom from the EU may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, financial condition and results of operations.

On March 29, 2017, the United Kingdom formally notified the European Council of its intention to leave the EU pursuant to Article 50 of the Treaty on European Union. The United Kingdom will cease to be an EU Member State either on the effective date of a withdrawal agreement (entry into such a withdrawal agreement will require the approval of the United Kingdom Parliament, or Parliament) or, failing that, two years following such notification of its intention to leave the EU, or the Brexit Date, unless the European Council (together with the United Kingdom) unanimously decides to extend the two year period. It is unclear how long it will take to negotiate a withdrawal agreement, but it appears likely that Brexit will continue to involve a process of lengthy negotiations between the United Kingdom and EU member states to determine the future terms of the United Kingdom’s relationship with the EU. To date, no formal withdrawal arrangements have been agreed, and there have been several extensions to the Brexit Date. On October 28, 2019, the EU granted the United Kingdom a further extension to the Brexit Date until January 31, 2020. Under the terms of the extension, the Brexit Date may be earlier than January 31, 2020 if a formal withdrawal agreement is ratified by Parliament. In addition, the United Kingdom will hold a general election on December 12, 2019. Until the post-election government is formed, there can be no guarantee or certainty as to which form Brexit will take and on which terms a withdrawal agreement with the EU will be agreed, if at all.

Lack of clarity about future U.K. laws and regulations as the United Kingdom determines which EU rules and regulations to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity, and restrict access to capital. In addition, depending on the terms of the United Kingdom’s withdrawal from the EU, the United Kingdom could lose the benefits of global trade agreements negotiated by the EU on behalf of its members. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the United Kingdom and the EU and, in particular, any arrangements for the United Kingdom to retain access to EU markets either during a transitional period or more permanently.

Such a withdrawal from the EU is unprecedented, and it is unclear how the United Kingdom’s access to the European single market for goods, capital, services and labor within the EU, or the European single market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations, including our customers in the United Kingdom. We may also face new regulatory costs and challenges that could have an adverse effect on our operations. The announcement of Brexit has already created economic uncertainty, and its consequences could adversely impact our business, financial condition and results of operations.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations.

Our sales contracts are denominated in U.S. dollars, and therefore, our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products and platform capabilities to our customers outside of the United States, which could adversely affect our results of operations. In addition, an increasing portion of our operating expenses are incurred outside the United States. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected.

Our international operations may subject us to potential adverse tax consequences.

We are expanding our international operations to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets, and consider the functions, risks, and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

The Tax Cuts and Jobs Act, or the Tax Act, makes broad and complex changes to the U.S. tax code including, among other things, changes to U.S. federal tax rates, imposes additional limitations on the deductibility of interest, has both positive and negative changes to the utilization of future net operating loss, or NOL, carryforwards, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We completed our accounting with respect to the Tax Act in 2018, and did not make any measurement-period adjustments.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our products and adversely affect our results of operations.

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2018, we had NOL carryforwards for federal and state income tax purposes of approximately $28.0 million and $24.2 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2031 for federal purposes and 2029 for state purposes if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

Our effective tax rate could increase due to several factors, including:

•	changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act;
•

changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;

•	the outcome of current and future tax audits, examinations, or administrative appeals; and
•	limitations or adverse findings regarding our ability to do business in some jurisdictions.

Any of these developments could adversely affect our results of operations.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2. “Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, deferred contract costs, and the valuation of our stock-based compensation awards, including the determination of fair value of our common stock (prior to the closing of the IPO), among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through equity financings and sales of our products. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

Risks Related to Ownership of Our Class A Common Stock

Our stock price may be volatile, and the value of our Class A common stock may decline.

The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition or results of operations;
•	variance in our financial performance from expectations of securities analysts;
•	changes in the pricing of subscriptions to our products;
•	changes in our projected operating and financial results;
•	changes in laws or regulations applicable to our platform and products;
•	announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•	significant data breaches, disruptions to or other incidents involving our software;
•	our involvement in litigation;
•	future sales of our Class A common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•	changes in senior management or key personnel;
•	the trading volume of our Class A common stock;
•	changes in the anticipated future size and growth rate of our market; and
•	general economic and market conditions.

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also negatively impact the market price of our Class A common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

The dual class structure of our common stock has the effect of concentrating voting control with our executive officers, directors and their affiliates, which will limit the ability of holders of our Class A common stock to influence the outcome of important transactions.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, as of September 30, 2019, holders of our Class B common stock collectively beneficially owned shares representing approximately 99% of the voting power of our outstanding capital stock and our directors and executive officers and their affiliates collectively beneficially owned, in the aggregate, shares representing approximately 85% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

Further, future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. For example, as of September 30, 2019, Olivier Pomel and Alexis Lê-Quôc represented approximately 24% of the voting power of our outstanding capital stock, and if they retain a significant portion of their holdings of our Class B common stock for an extended period of time, they could control a significant portion of the voting power of our capital stock for the foreseeable future. As board members, Messrs. Pomel and Lê-Quôc each owe a fiduciary duty to our stockholders and must act in good faith and in a manner they each reasonably believe to be in the best interests of our stockholders. As stockholders, Messrs. Pomel and Lê-Quôc are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the completion of our IPO, including our executive officers, employees and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indexes. For example, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

An active public trading market for our Class A common stock may not develop or be sustained.

Prior to the closing of our IPO in September 2019, no public market for our Class A common stock existed. An active public trading market for our Class A common stock may not continue to develop or, if further developed, it may not be sustained. The lack of an active market may impair the ability of holders of our Class A common stock to sell their shares at the time they wish to sell them or at a price that the holders of our Class A common stock consider reasonable. The lack of an active market may also reduce the fair value of shares of our Class A common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Future sales of our Class A common stock in the public market could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our stockholders who held our capital stock prior to the completion of our IPO have substantial unrecognized gains on the value of the equity they hold based upon the price at which shares were sold in our IPO, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.

All of our directors and officers and the holders of a substantial majority all of our capital stock and securities convertible into our capital stock are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock through end of day on March 16, 2020, subject to certain exceptions; provided that such restricted period will end with respect to 20% of the shares subject to each lock-up agreement if at any time beginning December 17, 2019, (1) we have filed at least one quarterly report on Form 10-Q or annual report on Form 10-K and (2) the last reported closing price of our Class A common stock is at least $35.91 for 10 out of any 15 consecutive trading days, including the last day, ending on or after December 17, 2019; and provided further that, if December 17, 2019 occurs within five trading days of a trading black-out period, the above referenced early expiration period will be the sixth trading day immediately preceding the commencement of the trading black-out period. In addition, with respect to shares not released as a result of such early release, if end of day on March 16, 2020 occurs within five trading days of a trading black-out period, the lock-up period will expire on the sixth trading day immediately preceding the commencement of the trading black-out period. Morgan Stanley & Co. LLC and either of Goldman Sachs & Co. LLC or J.P. Morgan Securities LLC may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements, subject to applicable notice requirements. If not earlier released, all of the shares of Class A common stock sold in our IPO will become eligible for sale upon expiration of the 180-day lock-up period, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.

In addition, there were zero shares of Class A common stock and 37,153,194 shares of Class B common stock issuable upon the exercise of options outstanding as of September 30, 2019. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock and Class B common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, based on shares outstanding as of September 30, 2019, holders of approximately 196,312,314 shares of our Class B common stock, or 66% of our capital stock outstanding as of such date, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our Class A common stock could decline.

The market price and trading volume of our Class A common stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, holders of our Class A common stock may need to rely on sales of their holdings of Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (1) December 31, 2024; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.

We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2020. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•

authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our Class A common stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•	prohibit cumulative voting in the election of directors;
•	provide that our directors may be removed for cause only upon the vote of at least 66 2/3% of our outstanding shares of voting stock;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•

require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that holders of our Class A common stock would receive a premium for their shares of our Class A common stock in an acquisition.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which could restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. The Court of Chancery’s decision has been appealed to the Delaware Supreme Court. If the Delaware Supreme Court reverses the Court of Chancery’s decision and holds that such a provision is cognizable under Delaware law, we will enforce the federal district court exclusive forum provision. Until such time as the Delaware courts declare the federal district court exclusive forum provision legally cognizable, we do not intend to enforce that provision of our amended and restated certificate of incorporation.

Item 2. Unregistered sales of equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

The following sets forth information regarding all unregistered securities sold since June 30, 2019:

•

From June 30, 2019 to September 23, 2019 (the date of the filing of our registration statement on Form S-8, File No. 333-233903), we granted stock options to purchase an aggregate of 5,219,550 shares of our Class B common stock at exercise prices ranging from $10.74 to $27.00 per share to a total of 153 employees under our 2012 Equity Incentive Plan.

•

From June 30, 2019 to September 23, 2019 (the date of the filing of our registration statement on Form S-8, File No. 333-233903), we issued an aggregate of 2,261,730 shares of our Class B common stock upon the exercise of options under our 2012 Equity Incentive Plan at exercise prices ranging from $0.08 to $6.37 per share, for an aggregate purchase price of $2.1 million.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business, or other relationships, to information about us.

(b) Use of Proceeds

In September 2019, we closed our IPO of 27,600,000 shares of our Class A common stock at an offering price of $27.00 per share, including 3,600,000 shares pursuant to the underwriters’ option to purchase additional shares of our Class A common stock, resulting in gross proceeds to us of $745.2 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-233428), which was declared effective by the SEC on September 18, 2019. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Jefferies LLC, RBC Capital Markets, LLC, JMP Securities LLC, Raymond James & Associates, Inc., Stifel, Nicolaus & Company, Incorporated, William Blair & Company, L.L.C. and Needham & Company, LLC acted as underwriters for the offering. The offering commenced on September 18, 2019 and, following the sale of all the shares upon the closing of the IPO, the offer terminated.

The net proceeds to us after deducting underwriting discounts and commissions of $37.3 million and net offering expenses of $2.0 million were $705.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus for our IPO dated as of September 18, 2019 and filed with the SEC pursuant to Rule 424(b)(4) on September 19, 2019.

At September 30, 2019, $2.7 million of expenses incurred in connection with our IPO had not yet been paid.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Datadog, Inc.	8-K	001-39051	3.1	September 23, 2019
3.2	Amended and Restated Bylaws of Datadog, Inc.	S-1/A	333-233428	3.4	August 23, 2019
10.1	Datadog, Inc. 2012 Equity Incentive Plan, and terms of agreements thereunder.	S-1/A	333-233428	10.2	August 23, 2019
10.2	Datadog, Inc. 2019 Equity Incentive Plan and terms of agreements thereunder.	S-1/A	333-233428	10.3	September 9, 2019
10.3	Datadog, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233428	10.4	September 9, 2019
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATADOG, INC.

Date: November 13, 2019	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2019	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)