Form 10-K
period 2019-12-31
Datadog, Inc.
filed 2020-02-25
CIK 1561550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Select Market on December 31, 2019, was approximately $2.4 billion. The registrant has elected to use December 31, 2019 as the calculation date, which was the last trading date of the registrant’s most recently completed fiscal year, because on June 30, 2019 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately-held company.

As of February 14, 2020, there were 65,045,636 shares of the registrant’s Class A common stock and 232,027,598 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

DATADOG, INC.

2019 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in under the header “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made, and we undertake no obligation to update them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.

Unless the context otherwise indicates, references in this report to the terms “Datadog”, “the Company,” “we,” “our” and “us” refer to Datadog, Inc. and its subsidiaries.

“Datadog” and other trade names and trademarks of ours appearing in this report are our property. This report contains trade names and trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

We may announce material business and financial information to our investors using our investor relations website (www.investors.datadoghq.com). We therefore encourage investors and others interested in Datadog to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, or the SEC, webcasts, press releases and conference calls.

PART I

Item 1. Business

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

Software applications are transforming how organizations engage with customers and operate their businesses. Companies across all industries are re-platforming their businesses to cloud infrastructures to enable this digital transformation. Historically, engineering teams have been siloed, making the development of next generation applications on dynamic cloud environments challenging. We started Datadog to break this model and facilitate collaboration among development and operations teams, enabling the adoption of DevOps practices. Since then we have continuously pushed to unify separate tools into an integrated monitoring and analytics platform, readily available to everyone who cares about applications and their impact on business.

From our founding goal of breaking down silos between Dev and Ops, we set out in 2010 to build a real-time data integration platform to turn chaos from disparate sources into digestible and actionable insights. In 2012, we launched our first use case with infrastructure monitoring, purpose-built to handle increasingly ephemeral cloud-native architectures. This enabled us to be deployed on our customers’ entire cloud IT environments and gave our product broad usage across Dev, Ops and business teams, in turn allowing us to address a bigger set of challenges through our platform. In 2017 we launched our Application Performance Monitoring, or APM, product, designed to be broadly deployed in very distributed, micro-services architectures. In 2018, we were the first to combine the “three pillars of observability” with the introduction of our log management product. To allow for full-stack observability, in 2019, we launched user experience monitoring and network performance monitoring, and announced the addition of security monitoring to our platform. Today, we offer end-to-end monitoring and analytics, powered by a common data model that is extensible for potential new use cases.

Our proprietary platform combines the power of metrics, traces and logs to provide a unified view of infrastructure and application performance and the real-time events impacting this performance. Datadog is designed to be cloud agnostic and easy to deploy, with hundreds of out-of-the-box integrations, a built-in understanding of modern technology stacks and endless customizability. Customers can deploy our platform across their entire infrastructure, making it ubiquitous and a daily part of the lives of developers, operations engineers and business leaders.

We believe that our platform currently addresses a significant portion of the IT Operations Management market. According to Gartner, the IT Operations Management market represents a $37 billion opportunity in 2023. We believe a large portion of this spend is for legacy on-premise and private cloud environments but does not fully include the opportunity in modern multi-cloud and hybrid cloud environments. Our platform is designed to address both legacy and modern environments.

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

Our Solution and Key Strengths

Datadog was founded on the premise that the old model of siloed developers and IT operations engineers is broken, and that legacy tools used for monitoring static on-premise architectures do not work in modern cloud or hybrid environments. Datadog’s cloud-native platform enables development and operations teams to collaborate, quickly build and improve applications, and drive business performance. Empowered by our out-of-the box functionality and simple, self-service installation, our customers are able to rapidly deploy our platform to provide application- and infrastructure-wide visibility, often within minutes.

•

Built for dynamic cloud infrastructures. Our innovative platform was born in the cloud and was built to work with ephemeral cloud technologies such as microservices, containers and serverless computing. Our data model was built to work at cloud scale with highly dynamic data sets and processes more than 10 trillion events a day.

•

Simple but not simplistic. Our platform is easy-to-use with out-of-the-box integrations, customizable drag-and-drop dashboards, real-time visualization and prioritized alerting. The platform is deployed in a self-service installation process within minutes, allowing new users to quickly derive value without any specialized training or heavy implementation or customization. It is highly extensible across a wide array of use cases to a broad set of developers, operations engineers and business users. As a result, our platform is integral to business operations and used every day, and our users find increasing value in the solution over time.

•

Integrated data platform. We were the first to combine the “three pillars of observability” - metrics, traces, and logs - with the introduction of our log management solution in 2018. Today, our platform combines infrastructure monitoring, application performance monitoring, log management, user experience monitoring, and network performance monitoring in one integrated data platform. This approach increases efficiency by reducing both the expense and friction of attempting to glean insights from disparate systems. We are able to provide a unified view across the IT stack, including infrastructure and application performance, as well as the real-time events impacting performance. Each of our products is integrated and taken together provide the ability to view metrics, traces and logs side-by-side and perform correlation analysis.

•

Built for collaboration. Our platform was built to break down the silos between developers and operations teams in order to help organizations adopt DevOps practices and improve overall business performance. We provide development and operations teams with a common set of tools to develop a joint understanding of application performance and shared insights into the infrastructure supporting the applications. Additionally, our customizable and interactive dashboards can be shared with business teams to provide them with real-time actionable insights.

•

Cloud agnostic. Our platform is designed to be deployable across all environments, including public cloud, private cloud, on-premise and multi-cloud hybrid environments, allowing organizations to diversify their infrastructure and reduce single vendor dependence.

•

Ubiquitous. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Compared to legacy systems that are often used only by a few users in an organization’s IT operations team, Datadog is a daily part of the lives of developers, operations engineers and business leaders. For example, a leading communications software technology provider has over 1,000 Datadog users, representing about half of the company’s total employee count and greater than the total number of the company’s engineers. Further, a Fortune 500 financial services firm has over 6,000 Datadog users.

•

Integrates with our customers’ complex environments. We enable development and operations teams to harness the full spectrum of SaaS and open source tools. We have over 400 out-of-the-box integrations with technologies to provide significant value to our customers without the need for professional services. Our integrations provide for comprehensive data point aggregation and consistent, up-to-date, high-quality customer experiences across heterogeneous IT environments as they are fully maintained by Datadog.

•

Powered by robust analytics and machine-learning. Our platform ingests massive amounts of data into our unified data warehouse. We develop actionable insights using our advanced analytics capabilities. Our platform features machine learning that can cross-correlate metrics, traces and logs to identify outliers and notify users of potential anomalies before they impact the business.

•

Scalable. Our SaaS platform is highly scalable and is delivered through the cloud. Our platform is massively scalable currently monitoring more than 10 trillion events a day and millions of servers and containers at any point in time. We offer secure, easily accessible data retention at full granularity for extensive periods of time, which can provide customers with a complete view of their historical data.

Key Benefits to Our Customers

Organizations of all sizes, in all industries, both private and public, purchase our products for a variety of use cases. As of December 31, 2019, we had approximately 10,500 customers in over 100 countries. Our platform provides the following key benefits to our customers:

•

Accelerate digital transformation. We enable customers to take full advantage of the cloud to develop and maintain mission-critical applications with agility and with confidence in the face of increasing business and time pressure and complexity of underlying infrastructure. As a result, our platform helps accelerate innovation cycles, deliver exceptional digital experiences and optimize business performance.

•

Reduce time to problem detection and resolution. Using infrastructure, APM and log data in our unified platform, our customers are able to quickly isolate the root cause of application issues in one place where they otherwise would be required to spend hours trying to investigate using multiple tools. The reduction in mean time to detection and mean time to resolution helps our customers avoid lost revenues and enhance customer experience.

•

Improve agility of development, operations and business teams. We eliminate the historical silos of development and operations teams and provide a platform that enables efficient and agile development through the adoption of DevOps. Our platform enables development and operations teams to collaborate closely with a shared understanding of data and analytics. This helps them develop a joint understanding of application performance and shared insights into the infrastructure supporting the applications.

•

Enable operational efficiency. Our solution is easy to install, which eliminates the need for heavy implementation costs and professional services. We have hundreds of integrations with key technologies, from which our customers can derive significant value, avoiding internal development costs and professional services required to create those integrations. Our customer-centric pricing model is tailored to customers’ desired usage needs. For example, our log management solution has differentiated pricing for logs indexed versus logs ingested. Our platform empowers customers to better understand the operational needs of their applications and IT environments, enabling greater efficiency in resource allocation and spend on cloud infrastructure.

Our Growth Strategies

We intend to pursue the following growth strategies:

•

Expand our customer base by acquiring new customers. Our market penetration is low. We believe there is a substantial opportunity to continue to grow our customer base. We intend to drive new customer additions by expanding our sales and marketing efforts in the markets we serve.

•

Expand within our existing customer base through broader deployments, new use cases and new product adoption. Our base of approximately 10,500 customers as of December 31, 2019 represents a significant opportunity for further sales expansion. We plan to continue to increase sales within our existing customer base through increased usage of our platform and the cross selling of additional products.

•

Expand our technology leadership through continued investment and new products. We intend to invest in expanding the functionality of our current platform and adding capabilities that address new market opportunities. We have a history of continued innovation. For example, in 2017 we launched APM, in 2018 we launched log management, and in 2019 we launched user experience monitoring and network performance monitoring, and announced the addition of security monitoring to our platform.

•

Expand our customer base internationally. We believe there is a significant opportunity to continue to expand usage of our platform outside of the United States, as international markets have increased the shift of their IT spend to the cloud.

Our Platform

Our proprietary platform provides real-time insights into software applications and IT infrastructure performance to enable better user experiences, faster problem detection and resolution and smarter, more impactful business decisions. Our platform is also modular and includes infrastructure monitoring, application performance monitoring, log management, user experience monitoring and network performance monitoring, as well as a range of shared features such as sophisticated dashboards, advanced analytics, collaboration tools and alerting capabilities. Each of our products is fully capable stand-alone so clients can choose to use different capabilities incrementally or deploy many at once. When deployed together, our products automatically enable cross-correlation, which in turn allows customers to gain greater levels of visibility across their infrastructure and applications to more rapidly troubleshoot problems.

Our platform is supported by hundreds of integrations to seamlessly aggregate metrics and events across all of the systems and services that power digital businesses. Our easy-to-use platform is deployed through a self-service installation process. Users can derive value from our platform within minutes without any specialized training or heavy implementation or customization. Customers can easily expand their usage of our platform on a self-serve basis, adding hosts or volumes of data monitored. Our platform is massively scalable currently monitoring more than 10 trillion events a day and millions of servers and containers.

The key elements that can be leveraged across our platform:

•

Single Pane of Glass. Our ability to provide a unified source of data enables users to access information from a single platform and easily explore multiple data sources. Through a single dashboard and with a common data framework, users are able to access and explore all of the relevant performance data. Users are able to more quickly assess and resolve their issues without having to toggle between multiple products.

•

Robust, Deep Data Set. Our client-side collection technology relies on installation of a single agent for metrics, traces, and logs, allowing for a simple, seamless deployment experience for the customers. We ingest massive amounts of complex data and normalize it. The volume of data associated with combining infrastructure, APM and log management provides for a dramatically more robust data set than any of the individual data sources would provide on their own.

•

SaaS Platform. Our cloud based multi-tenant SaaS platform allows for real-time ingestion, and analysis of massive amounts of data, without our customers needing to worry about the provisioning, sizing and capacity of their monitoring platform.

•

One Data Model. Every piece of data that is ingested by our platform is consistently tagged with metadata regardless of its type. This allows for different kinds of performance data, such as a log event and an application trace, to be queried together, correlated, alerted on, and visualized in a common user interface.

•

Cross-Correlation. All of our solutions are integrated and work cohesively to provide a deep level of context and insight into what is occurring in a customer’s IT environment and power faster trouble-shooting.

•

Out-Of-The-Box, Actionable Insights. From the moment of installation, our platform provides actionable insights through customizable dashboards, predictive analytics, automated correlations, visualizations and alerting.

•

High Accuracy Machine-Learning Capabilities and Predictive Capabilities Powered by the Network Effect. Our multi-tenant cloud platform analyzes massive data sets ingested across our customers and their IT environments. It uses machine learning to predict and identify sources of performance or availability issues that customers share due to dependencies on common service providers or third-party services.

•	400+ Fully Supported Integrations. We offer more than 400 out-of-the-box integrations including public cloud, private cloud, on-premise hardware, databases and third-party software.
•	Automated Alerts. We offer sophisticated real time alerting capabilities in the platform that detects issues, alerts users, and integrates with their service management systems.

Our platform consists of seven products that can be used individually or as a unified solution, including:

•

Infrastructure Monitoring. Our infrastructure monitoring platform provides real-time monitoring of IT infrastructure across public cloud, private cloud and hybrid environments, as well as in containers and serverless architectures, ensuring performance and availability of applications. All infrastructure data is located in one repository with automatic correlation, regardless of environment size or rate of change, to provide a fulsome view of everything that is occurring across the IT ecosystem.

•

Application Performance Monitoring (APM). APM provides full visibility into the health and functioning of applications regardless of the deployment environment. Distributed tracing across microservices, hosts, containers and serverless computing functions allows our customers to gain deep insights into application performance. In-context correlation of APM traces to logs and infrastructure metrics provides for faster troubleshooting allowing issues to be resolved in minimal time.

•

Log Management. Log management for applications, systems and cloud platforms ingests data, creates indexes and enables querying of logs with visualizations and alerting to ensure immediate insight into any performance issues. Logging Without LimitsTM decouples the cost of log ingestion from processing, allowing customers to cost effectively collect a massive volume of logs and selectively process those they need to monitor.

•

User Experience Monitoring. User experience monitoring brings visibility up the stack to monitor the digital experience of the customer, and is comprised of two products – Synthetics and Real User Monitoring, or RUM. Synthetics provides user-experience monitoring of applications and API endpoints via simulated AI-powered user requests to track application performance and ensure uptime. RUM provides analysis and visualization of the performance of front-end applications as experienced by all actual users.

•

Network Performance Monitoring. Network Performance Monitoring, or NPM, enables the analysis and visualization of the flow of network traffic in cloud-based or hybrid environments. It allows the mapping of full-stack dependencies, and is fully integrated with the Datadog platform. It is very lightweight, allowing customers to monitor the flow of network traffic without sacrificing performance.

•

Security Monitoring. Currently available in beta, security monitoring allows customers to detect threats in real time and investigate security signals across metrics, traces, and logs. It provides the full engineering organization, including Dev, Ops, and security teams, visibility into common data sources, in order to better operationalize IT security.

Sales and Marketing

Our sales team is segmented into four revenue-generating areas: an enterprise sales team that sells to large businesses; a high velocity inside-sales team that is focused on acquiring new customers; a customer success team that handles new customer on-boarding and expansions in existing customers; and a partner team that works with resellers, system integrators, referral partners and managed service providers. Each of these teams is further split regionally for geographic coverage across Americas, APAC and EMEA. The sales teams work with marketing to actively pursue leads generated from marketing programs and help take prospective customers through an evaluation and purchase process.

We focus our multi-touch marketing efforts on the strength of our product innovation, the value we provide and our domain expertise. We target the development and IT operations community through our marketing activities, using diverse tactics to connect with prospective customers, such as content marketing, email marketing, events, digital advertising, social media, public relations, partner marketing and community initiatives. We offer prospective customers free trials to help them understand the power of our platform. We also host and present at regional, national and global events to engage both customers and prospects, deliver product training, share best practices and foster community.

As of December 31, 2019, we had 581 employees in our sales and marketing organization, including sales development, field sales, sales engineering, business development, sales operations, sales strategy, customer success and marketing personnel. We intend to continue to invest in our sales and marketing capabilities to capitalize on our market opportunity.

Research and Development

Our research and development organization is responsible for the design, development, testing and delivery of new technologies, features and integrations of our platform, as well as the continued improvement and iteration of our existing products. It is also responsible for operating and scaling our platform including the underlying cloud infrastructure. Our research and development investments seek to drive core technology innovation and bring new products to market. Research and development employees are located primarily in our New York and Paris offices, as well as remotely distributed.

Our research and development team consists of our software engineering, product management, development and site reliability engineering teams. As of December 31, 2019, we had 566 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform and products.

Our Competition

The worldwide monitoring and analytics market is and has been highly competitive for decades and is rapidly evolving. We compete on the basis of a number of factors, including:

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

Our unified platform combines functionality from numerous traditional product categories, and hence we compete in each of these categories with different vendors:

•

With respect to on-premise infrastructure monitoring, we compete with diversified technology companies and systems management vendors including IBM, Microsoft Corporation, Micro Focus International plc, BMC Software, Inc. and Broadcom.

•	With respect to APM, we compete with Cisco Systems, Inc., New Relic, Inc. and Dynatrace Software Inc.
•	With respect to Log management, we compete with Splunk Inc. and Elastic N.V.
•	With respect to Cloud monitoring, we compete with native solutions from cloud providers such as Amazon Web Services, or AWS, Google Cloud Platform, or GCP, and Microsoft Azure.

Additionally, we compete with home-grown and open-source technologies across the categories described above. We believe that we compete favorably with respect to the factors listed above. However, many of our competitors have greater financial, technical and other resources, greater brand recognition, larger sales forces and marketing budgets, broader distribution networks, more diverse product and services offerings and larger and more mature intellectual property portfolios. They may be able to leverage these resources to gain business in a manner that discourages customers from purchasing our offerings. Furthermore, we expect that our industry will continue to attract new companies, including smaller emerging companies, which could introduce new offerings. We may also expand into new markets and encounter additional competitors in such markets.

Our Employees

As of December 31, 2019, we had 1,403 employees operating across 27 countries. None of our employees are represented by a labor union with respect to his or her employment. In certain countries in which we operate, such as France, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Intellectual Property

Intellectual property rights are important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including our proprietary technology, software, know-how and brand. We use open source software in our services. Our proprietary API and the agent used by customers to upload data to our platform are licensed by us on an open source basis.

As of December 31, 2019, we own five patent applications pending for examination in the United States and no non-U.S. patents or patent applications. The pending U.S. patent applications, if issued, would be scheduled to expire in 2038 and 2039. Despite our pending U.S. patent applications, there can be no assurance that our patent applications will result in issued patents. As of December 31, 2019, we own two registered trademarks in the United States and six registered trademarks in various non-U.S. jurisdictions. However, as we have expanded internationally, we have been unable to register or obtain the right to use the Datadog trademark in certain jurisdictions, and as we continue to expand may face similar issues in other jurisdictions.

Although we rely on intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new services, features and functionality, and frequent enhancements to our platform are more essential to establishing and maintaining our technology leadership position.

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and we control and monitor access to our software, documentation, proprietary technology and other confidential information. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers and partners. See the section titled “Risk Factors” for a more comprehensive description of risks related to our intellectual property.

Corporate Information

We were incorporated in Delaware in June 2010. Our principal executive offices are located at 620 8th Avenue, 45th Floor, New York, New York 10018, and our telephone number is (866) 329-4466. Our website address is www.datadog.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.investors.datadoghq.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline.

Risks Related to Our Business and Industry

Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $362.8 million, $198.1 million and $100.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We have experienced net losses in each period since inception. We generated net losses of $(16.7) million, $(10.8) million and $(2.6) million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $123.6 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

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

The success of our platform depends, in part, on its ability to be deployed in a self-service installation process. We currently offer more than 400 out-of-the-box integrations to assist customers in deploying Datadog, and we need to continuously modify and enhance our products to adapt to changes and innovation in existing and new technologies to maintain and grow our integrations. We expect that the number of integrations we will need to support will continue to expand as developers adopt new software platforms, and we will have to develop new versions of our products to work with those new platforms. This development effort may require significant engineering, sales and marketing resources, all of which would adversely affect our business. Any failure of our products to operate effectively with future infrastructure platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, financial condition and results of operations could be adversely affected.

The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition and results of operations could be harmed.

Our unified platform combines functionality from numerous traditional product categories, and hence we compete in each of these categories with home-grown and open-source technologies, as well as a number of different vendors. With respect to on-premise infrastructure monitoring, we compete with diversified technology companies and systems management vendors including IBM, Microsoft Corporation, Micro Focus International plc, BMC Software, Inc. and Computer Associates International, Inc. With respect to APM, we compete with Cisco Systems, Inc., New Relic, Inc. and Dynatrace Software Inc. With respect to log management, we compete with Splunk Inc. and Elastic N.V. With respect to cloud monitoring, we compete with native solutions from cloud providers such as AWS, GCP and Microsoft Azure. In addition, we may increasingly choose to allow these third-party hosting providers to offer our solutions directly through their customer marketplaces. An increasing number of sales through cloud provider marketplaces could reduce both the number of customers with whom we have direct commercial relationships as well as our profit margins on sales made through such marketplaces.

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

As usage of our platform capabilities grow, we will need to devote additional resources to improving and maintaining our infrastructure and integrating with third-party applications. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base. Any failure of or delay in these efforts could result in impaired system performance and reduced customer satisfaction, resulting in decreased sales to new customers, lower dollar-based net retention rates or, the issuance of service credits or requested refunds, which would hurt our revenue growth and our reputation. Further, any failure in optimizing our spend on third-party cloud services as we scale could negatively impact our gross margins. Even if we are successful in our expansion efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition and results of operations.

We rely upon third-party providers of cloud-based infrastructure to host our products. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.

We outsource substantially all of the infrastructure relating to our cloud solution to third-party hosting services. Customers of our cloud-based products need to be able to access our platform at any time, without interruption or degradation of performance, and we provide them with service-level commitments with respect to uptime. Our cloud-based products depend on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any limitation on the capacity of our third-party hosting services could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition and results of operations. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, outbreaks of contagious diseases, terrorist or other attacks, and other similar events beyond our control could negatively affect our cloud-based products. A prolonged service disruption affecting our cloud-based solution for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.

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

We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of personally identifiable and other proprietary information. We are subject to a variety of federal, state, local and international laws, directives and regulations relating to the collection, use, retention, security, disclosure, transfer and other processing of personally identifiable information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and as a result implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We publicly post documentation regarding our practices concerning the collection, processing, use and disclosure of data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any failure by us, our suppliers or other parties with whom we do business to comply with this documentation or with federal, state, local or international regulations could result in proceedings against us by governmental entities, private parties or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us. If we fail to follow these security standards even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.

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

In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life (in contrast to the GDPR, which focuses on protection of personal data). The proposed legislation, known as the Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation continues to be delayed but could be enacted in 2020. While the new legislation contains protections for those using communications services (for example, protections against online tracking technologies), the timing of its proposed enactment following the GDPR means that additional time and effort may need to be spent addressing differences between the ePrivacy Regulation and the GDPR. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements in order to use communications content and communications metadata, which may negatively impact our platform and products and our relationships with our customers.

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

Domestic laws in this area are also complex and developing rapidly. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. Further, California recently enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

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

Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region, Japan or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. For example, these types of unfavorable conditions could disrupt the timing of and attendance at key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted, our marketing investments, sales pipeline and ability to generate new customers and sales of our products could be negatively and adversely affected. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.

Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 25% for the year ended December 31, 2019. Beyond North America, we now have sales presence internationally, including in Dublin, Paris, London, Singapore, Tokyo, Seoul and Sydney. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of December 31, 2019, approximately 34% of our full-time employees were located outside of the United States, 48% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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

•	potential changes in laws, regulations and costs affecting our U.K. operations and local employees due to Brexit;
•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;
•	increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;
•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•	laws and business practices favoring local competitors or general market preferences for local vendors;
•	limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting or enforcing our intellectual property rights, including our trademarks and patents;
•	political instability or terrorist activities;
•	an outbreak of a contagious disease, which may cause us or our third-party providers and/or customers to temporarily suspend our or their respective operations in the affected city or country;
•	exposure to liabilities under anti-corruption and anti-money laundering laws, including the FCPA, U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions; and
•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the EU may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, financial condition and results of operations.

The United Kingdom formally left the EU on January 31, 2020, commonly referred to as Brexit. Under the terms of the withdrawal agreement agreed to between the United Kingdom and the EU, the United Kingdom will be subject to a transition period through December 31, 2020, during which EU rules will continue to apply. Negotiations between the United Kingdom and the EU are expected to continue in relation to their customs and trading relationship following this transition period.

The uncertainty concerning the United Kingdom’s legal, political and economic relationships with the EU after the transition period may be a source of instability in the international markets, create significant currency fluctuations, and otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). Further, if the United Kingdom and the EU are unable to negotiate acceptable trading and customs terms or if other EU Member States pursue withdrawal, barrier-free access between the United Kingdom and other EU Member States or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the United Kingdom and the EU and, in particular, any arrangements for the United Kingdom to retain access to EU markets after the transition period.

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

As of December 31, 2019, we had NOL carryforwards for federal and state income tax purposes of approximately $56.6 million and $42.0 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2031 for federal purposes and 2029 for state purposes if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

U.S. generally accepted accounting principles, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2 in the Notes to Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, deferred contract costs, and the valuation of our stock-based compensation awards, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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

The dual class structure of our common stock has the effect of concentrating voting control with our executive officers, directors and significant holders of our capital stock prior to the completion of our IPO, which will limit the ability of holders of our Class A common stock to influence the outcome of important transactions.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, as of December 31, 2019, holders of our Class B common stock collectively beneficially owned shares representing approximately 97% of the voting power of our outstanding capital stock and our executive officers, directors and holders of 5% or more of our Class B common stock collectively beneficially owned, in the aggregate, shares representing approximately 85% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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

We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the completion of our initial public offering, or IPO, including our executive officers, employees and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indexes. For example, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

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

In connection with our IPO, all of our directors and officers and the holders of a substantial majority all of our capital stock and securities convertible into our capital stock entered into lock-up agreements that restricted their ability to transfer shares of our capital stock. On December 10, 2019, 20% of the shares subject to these lock-up agreements became eligible for sale in the public market, and the remaining shares (excluding shares purchased by certain investors in our March 2019 tender offer) are expected to be released from the lock-up agreements and become eligible for immediate sale in the public market at the open of trading on March 9, 2020, in each case subject to trading limitations on shares held by our affiliates, continued vesting of any unvested equity awards as of such date, and our insider trading policies. As a result, a substantial number of shares of our Class A common stock will become eligible for sale in the public market in March 2020. The shares purchased by entities affiliated with Dragoneer Investment Group, Index Ventures, ICONIQ Capital Management and Institutional Venture Partners in our March 2019 tender offer will remain subject to lock-up agreements that restrict their ability to transfer such shares for 18 months from September 18, 2019, the date of the Final Prospectus for our IPO.

In addition, we have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock and Class B common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, as of December 31, 2019, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located in New York City, where we lease approximately 97,000 square feet pursuant to three separate subleases. One of these subleases, for approximately 33,000 square feet, will expire in December 2022. The other two subleases, together for approximately 64,000 square feet, will both expire in December 2023. We have other offices including Boston, Dublin and Paris. These offices are leased and we do not own any real property. We believe that our current facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock began trading on The Nasdaq Global Select Market, or Nasdaq, under the symbol “DDOG” on September 19, 2019. Prior to that date, there was no public trading market for our Class A common stock. Our Class B common stock is not listed or traded on any exchange, but each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock, and is automatically converted upon sale or transfer into one share of Class A common stock.

Holders of Record

As of February 14, 2020, there were 43 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $47.03 per share as reported on Nasdaq. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 14, 2020, there were 771 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business. Accordingly, we do not anticipate declaring or paying dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in any debt agreements, and other factors that our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On November 6, 2019, we issued 244,445 shares of Class A common stock as consideration in an acquisition. The issuance was deemed exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Use of Proceeds

In September 2019, we closed our IPO of 27,600,000 shares of our Class A common stock at an offering price of $27.00 per share, including 3,600,000 shares pursuant to the underwriters’ option to purchase additional shares of our Class A common stock, resulting in aggregate net proceeds to us of $705.9 million after deducting underwriting discounts and commissions of $37.3 million and net offering expenses of $2.0 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-233428), which was declared effective by the SEC on September 18, 2019.

There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus for our IPO dated as of September 18, 2019 and filed with the SEC pursuant to Rule 424(b)(4) on September 19, 2019.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The graph below shows a comparison, from September 19, 2019 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2019, of the cumulative total return to stockholders of our Class A common stock relative to the Nasdaq Composite Index, or the Nasdaq Composite, and the Nasdaq Computer Index, or the Nasdaq Computer.

The graph assumes that $100 was invested in each of our Class A common stock, the Nasdaq Composite and the Nasdaq Computer at their respective closing prices on September 19, 2019 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Datadog, Inc. under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in “Part II, Item 8. Financial Statements” of this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended December 31, 2019, 2018, and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

The summary consolidated financial data for the year ended December 31, 2019 reflects the adoption of ASU 2016-02, Leases (ASC 842). See Note 2 to our consolidated financial statements elsewhere in this Annual Report on Form 10-K for a summary of adjustments. The summary consolidated financial data for the years ended December 31, 2018 and 2017 do not reflect the adoption of ASC 842

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Revenue	$362,780	$198,077	$100,761
Cost of revenue (1)(2)	88,949	46,529	23,414
Gross profit	273,831	151,548	77,347
Operating expenses:
Research and development (1)	111,425	55,176	24,734
Sales and marketing (1)	146,657	88,849	44,213
General and administrative (1)	35,889	18,556	11,356
Total operating expenses(3)	293,971	162,581	80,303
Operating loss	(20,140)	(11,033)	(2,956)
Other income, net	4,164	793	843
Loss before income taxes	(15,976)	(10,240)	(2,113)
Provision for income taxes	(734)	(522)	(457)
Net loss	$(16,710)	$(10,762)	$(2,570)
Net loss per share attributable to common stockholders, basic and diluted(4)	$(0.12)	$(0.15)	$(0.04)
Weighted average shares used in calculating basic and diluted net loss per share(4)	139,873	70,951	61,321

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenue	$582	$287	$112
Research and development	7,972	1,641	1,160
Sales and marketing	5,538	1,910	977
General and administrative	4,942	1,406	819
Total stock-based compensation expense	$19,034	$5,244	$3,068

(2)	Includes amortization of acquired intangibles expense as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenue	$752	$511	$484

(3)

Includes a $2.3 million, $0.4 million and $2.3 million benefit within Research and development, Sales and marketing and General and administrative expenses, respectively, related to the release of a non-income tax liability for the year ended December 31, 2019. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

(4)

See Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted earnings per share attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	December 31,
	2019	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$597,297	$53,639	$60,024
Total assets	1,038,041	179,750	127,062
Total liabilities	255,700	114,986	61,958
Working capital(1)	703,703	9,717	43,164
Convertible preferred stock	—	140,805	140,805
Total stockholders’ equity (deficit)	$782,341	$(76,041)	$(75,701)

(1)	Working capital is defined as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10- K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

We generate revenue from the sale of subscriptions to customers using our cloud-based platform. Our paid subscriptions are available in Pro and Enterprise tiers. The terms of our subscription agreements are primarily monthly or annual. Customers also have the option to purchase additional products, such as additional containers to monitor, custom metrics packages, anomaly detection and app analytics. Professional services are generally not required for the implementation of our products and revenue from such services has been immaterial to date.

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

As of December 31, 2019, we had $601.2 million in cash, cash equivalents and restricted cash and $176.7 million in marketable securities. We have grown rapidly in recent periods, with revenues for the fiscal years ended December 31, 2019, 2018 and 2017 of $362.8 million, $198.1 million, and $100.8 million, respectively, representing year-over-year growth of 83% from the fiscal year ended December 31, 2018 to the fiscal year ended December 31, 2019 and 97% from the fiscal year ended December 31, 2017 to the fiscal year ended December 31, 2018. Substantially all of our revenue is subscription software sales. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net loss in each period since our inception, including net loss of $(16.7) million, $(10.8) million and $(2.6) million for the fiscal years ended December 31, 2019, 2018 and 2017, respectively. Our operating cash flow was $24.2 million, $10.8 million and $13.8 million for the years ended December 31, 2019, 2018 and 2017 respectively. Our free cash flow was $0.8 million, $(5.0) million and $6.0 million for the years ended December 31, 2019, 2018 and 2017 respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.

Our employee headcount has increased to 1,403 employees as of December 31, 2019 from 886 as of December 31, 2018. We plan to continue to aggressively invest in the growth of our business to take advantage of our market opportunity.

Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of December 31, 2019, we had approximately 10,500 customers spanning organizations of a broad range of sizes and industries. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors, and the effectiveness of our marketing efforts.

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

Expanding Within Our Existing Customer Base

Our base of customers represents a significant opportunity for further sales expansion. As of December 31, 2019, we had 858 customers with annual run-rate revenue, or ARR, of $100,000 or more, up from 453 as of December 31, 2018. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under U.S. GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.

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

Sustaining Innovation and Technology Leadership

Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have proven initial success of our platform approach, through expansion beyond our initial infrastructure monitoring solution, to include APM in 2017 and logs in 2018. In 2019, we launched user experience monitoring and network performance monitoring, and announced the addition of security monitoring to our platform. As of December 31, 2019, approximately 60% of our customers were using more than one product, up from approximately 25% a year earlier. We believe these metrics indicate strong momentum in the uptake of our newer platform products.

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

Expanding Internationally

We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 25% for the year ended December 31, 2019. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in EMEA and APAC. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, including in Dublin, London, Paris, Amsterdam, Singapore, Sydney and Tokyo.

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

Usage is measured primarily by the number of hosts or by the volume of data indexed. A host is generally defined as a server, either in the cloud or on-premise. Our infrastructure monitoring, APM and network performance monitoring products are priced per host, our logs product is primarily priced per log events indexed and secondarily by events ingested. Customers also have the option to purchase additional products, such as additional container or serverless monitoring, custom metrics packages, anomaly detection, synthetic monitoring and app analytics.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense and sales commissions. Operating expenses also include overhead costs for facilities and shared IT-related expenses, including depreciation expense.

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

Other Income, Net

Other income, net consists of income earned on our money market funds included in cash and cash equivalents and on our marketable securities.

Provision for Income Taxes

Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
		(in thousands)
Revenue	$362,780	$198,077	$100,761
Cost of revenue (1)(2)	88,949	46,529	23,414
Gross profit	273,831	151,548	77,347
Operating expenses
Research and development (1)	111,425	55,176	24,734
Sales and marketing (1)	146,657	88,849	44,213
General and administrative (1)	35,889	18,556	11,356
Total operating expenses(3)	293,971	162,581	80,303
Operating loss	(20,140)	(11,033)	(2,956)
Other income, net	4,164	793	843
Loss before provision for income taxes	(15,976)	(10,240)	(2,113)
Provision for income taxes	(734)	(522)	(457)
Net loss	$(16,710)	$(10,762)	$(2,570)

(1)	Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2019	2018	2017
		(in thousands)
Cost of revenue	$582	$287	$112
Research and development	7,972	1,641	1,160
Sales and marketing	5,538	1,910	977
General and administrative	4,942	1,406	819
Total	$19,034	$5,244	$3,068

(2)	Includes amortization of acquired intangibles expense as follows:

	Years Ended December 31,
	2019	2018	2017
		(in thousands)
Cost of revenue	$752	$511	$484

(3)

Includes a $2.3 million, $0.4 million and $2.3 million benefit within Research and development, Sales and marketing and General and administrative expenses, respectively, related to the release of a non-income tax liability for the year ended December 31, 2019. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(as a percentage of total revenue)
Revenue	100%	100%	100%
Cost of revenue	25	23	23
Gross profit	75	77	77
Operating expenses
Research and development	31	28	25
Sales and marketing	40	45	44
General and administrative	10	9	11
Total operating expenses	81	82	80
Operating loss	(6)	(5)	(3)
Other income, net	1	1	1
Loss before provision for income taxes	(5)	(4)	(2)
Provision for income taxes	(0)	(1)	(1)
Net loss	(5)%	(5)%	(3)%

Comparison of the Years Ended December 31, 2019 and 2018

Revenue

	Years Ended December 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Revenue	$362,780	$198,077	$164,703	83%

Revenue increased by $164.7 million, or 83%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in revenue was primarily due to growth from existing customers, with the remaining increase attributable to new customers.

Cost of Revenue and Gross Margin

	Years Ended December 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Cost of revenue	$88,949	$46,529	$42,420	91%
Gross margin	75%	77%	-2%

Cost of revenue increased by $42.4 million, or 91%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was primarily due to an increase of $35.2 million in third-party cloud infrastructure hosting and software costs, an increase of $3.2 million in personnel expenses as a result of increased headcount, an increase of $2.5 million of depreciation and amortization expense, an increase of $0.8 million in credit card processing fees and other fees, and an increase of $0.7 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.

Our gross margin declined by 2% for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily as the result of the timing and amount of our investments to expand the capacity of our third-party cloud infrastructure providers.

Research and Development

	Years Ended December 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Research and development	$111,425	$55,176	$56,249	102%
Percentage of revenue	31%	28%

Research and development expense increased by $56.2 million, or 102%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was primarily due to an increase of $38.5 million in personnel costs for our engineering, product and design teams as a result of increased headcount, and an increase of $17.7 million in cloud infrastructure related investments and in allocated overhead costs necessary for supporting the growth of the business.

Sales and Marketing

	Years Ended December 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Sales and marketing	$146,657	$88,849	$57,808	65%
Percentage of revenue	40%	45%

Sales and marketing expense increased by $57.8 million, or 65%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was primarily due to an increase of $39.6 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel, an increase of $10.4 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure, and an increase of $7.8 million in marketing and promotional activities.

General and Administrative

	Years Ended December 31,
	2019	2018	Change	% Change
	(dollars in thousands)
General and administrative	$35,889	$18,556	$17,333	93%
Percentage of revenue	10%	9%

General and administrative expense increased by $17.3 million, or 93%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was primarily due to an increase of $8.6 million in personnel expenses as a result of increased headcount, an increase of $6.9 million related to outside professional fees primarily related to legal and accounting services, an increase of $1.8 million in allocated overhead expenses related to an increase in overall costs necessary to support the growth of the business and related infrastructure.

Comparison of the Years Ended December 31, 2018 and 2017

Revenue

	Years Ended December 31,
	2018	2017	Change	% Change
	(dollars in thousands)
Revenue	$198,077	$100,761	$97,316	97%

Revenue increased by $97.3 million, or 97%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. Approximately 60% of the increase in revenue was attributable to the growth from existing customers, and the remaining increase in revenue was attributable to new customers.

Cost of Revenue and Gross Margin

	Years Ended December 31,
	2018	2017	Change	% Change
	(dollars in thousands)
Cost of revenue	$46,529	$23,414	$23,115	99%
Gross margin	77%	77%

Cost of revenue increased by $23.1 million, or 99%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase was primarily due to an increase of $17.2 million in third-party cloud infrastructure hosting and software costs, an increase of $2.5 million in personnel expenses as a result of increased headcount, an increase of $1.8 million of depreciation and amortization expense, an increase of $0.9 million in credit card processing fees and other fees, and an increase of $0.7 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.

Our gross margin remained relatively constant for the fiscal year ended December 31, 2018 compared to the fiscal year ended December 31, 2017.

Research and Development

	Years Ended December 31,
	2018	2017	Change	% Change
	(dollars in thousands)
Research and development	$55,176	$24,734	$30,442	123%
Percentage of revenue	28%	25%

Research and development expense increased by $30.4 million, or 123%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase was primarily due to an increase of $21.7 million in personnel costs for our engineering, product and design teams as a result of increased headcount and an increase of $8.7 million in cloud infrastructure related investments and in allocated overhead costs necessary for supporting the growth of the business.

Sales and Marketing

	Years Ended December 31,
	2018	2017	Change	% Change
	(dollars in thousands)
Sales and marketing	$88,849	$44,213	$44,636	101%
Percentage of revenue	45%	44%

Sales and marketing expense increased by $44.6 million, or 101%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase was primarily due to an increase of $26.1 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel, an increase of $11.6 million in marketing and promotional activities, and an increase of $6.9 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.

General and Administrative

	Years Ended December 31,
	2018	2017	Change	% Change
	(dollars in thousands)
General and administrative	$18,556	$11,356	$7,200	63%
Percentage of revenue	9%	11%

General and administrative expense increased by $7.2 million, or 63%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase was primarily due to an increase of $4.7 million in personnel expenses as a result of increased headcount, an increase of $0.9 million related to outside professional fees primarily related to legal and accounting services, an increase of $1.6 million in allocated overhead expenses related to an increase in overall costs necessary to support the growth of the business and related infrastructure.

Quarterly Results of Operations

The following tables summarize our selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2019. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements included in “Part II, Item 8. Financial Statements” of this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands, except per share data; unaudited)
Revenue	$113,644	$95,864	$83,222	$70,050	$61,610	$51,074	$45,678	$39,715
Cost of revenue(1)(2)	25,724	23,297	20,978	18,950	15,839	12,098	9,450	9,142
Gross profit	87,920	72,567	62,244	51,100	45,771	38,976	36,228	30,573
Operating Expenses:
Research and development(1)	35,894	28,684	24,032	22,815	17,720	14,159	12,426	10,871
Sales and marketing(1)	41,596	38,836	36,118	30,107	29,102	25,130	19,335	15,282
General and administrative(1)	12,696	9,265	6,088	7,840	5,623	4,322	4,344	4,267
Total operating expenses(3)	90,186	76,785	66,238	60,762	52,445	43,611	36,105	30,420
Operating (loss) income	(2,266)	(4,218)	(3,994)	(9,662)	(6,674)	(4,635)	123	153
Other income, net	3,518	90	326	230	181	311	28	273
Income (loss) before income taxes	1,252	(4,128)	(3,668)	(9,432)	(6,493)	(4,324)	151	426
Provision for income taxes	(361)	(33)	(281)	(59)	(94)	(349)	2	(81)
Net income (loss)	$891	$(4,161)	$(3,949)	$(9,491)	$(6,587)	$(4,673)	$153	$345
Net income (loss) per share, basic	0.00	(0.04)	(0.05)	(0.12)	(0.09)	(0.06)	0.00	0.01
Net income (loss) per share, diluted	0.00	(0.04)	(0.05)	(0.12)	(0.09)	(0.06)	0.00	0.00
Weighted average shares used in calculating basic net income (loss) per share	294,515	103,876	82,043	77,061	74,640	73,353	71,942	63,723
Weighted average shares used in calculating diluted net income (loss) per share	327,333	103,876	82,043	77,061	74,640	73,353	86,673	74,433

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands)
Cost of revenue	$210	$161	$112	$99	$105	$74	$62	$46
Research and development	4,263	1,934	989	786	710	387	265	279
Sales and marketing	2,262	1,540	1,007	729	669	522	420	299
General and administrative	2,283	1,042	786	831	709	325	202	170
Stock-based compensation expense	$9,018	$4,677	$2,894	$2,445	$2,193	$1,308	$949	$794

(2)	Includes amortization of acquired intangibles expense as follows:

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands)
Cost of revenue	$221	$179	$177	$175	$179	$112	$108	$112

(3)

Includes a $2.3 million, $0.4 million and $2.3 million benefit within Research and development, Sales and marketing and General and administrative expenses, respectively, related to the release of a non-income tax liability for the three months ended June 30, 2019. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	23	24	25	27	26	24	21	23
Gross profit	77	76	75	73	74	76	79	77
Operating Expenses:
Research and development	32	30	29	33	29	28	27	27
Sales and marketing	36	41	43	43	47	49	42	38
General and administrative	11	10	7	11	9	8	10	11
Total operating expenses	79	81	79	87	85	85	79	76
Operating (loss) income	(2)	(4)	(4)	(14)	(11)	(9)	0	1
Other income, net	3	0	0	1	1	1	0	1
Income (loss) before income taxes	1	(4)	(4)	(13)	(10)	(8)	0	2
Provision for income taxes	(0)	(1)	(1)	(1)	(1)	(1)	0	(1)
Net income (loss)	1%	(5)%	(5)%	(14)%	(11)%	(9)%	0%	1%

Quarterly Revenue Trends

Total revenue increased sequentially in each of the quarters presented primarily due to the growth from existing customers and the addition of new customers. We recognize revenue ratably over the terms of our subscription contracts. As a result, a substantial portion of the revenue we report in a period is attributable to orders we received during prior periods. Therefore, increases or decreases in new sales, customer expansion or renewals in a period may not be immediately reflected in revenue for the period.

Quarterly Cost of Revenue Trends

Our quarterly cost of revenue has generally increased quarter-over-quarter in each period presented above primarily as a result of third-party cloud infrastructure hosting and software costs, as well as increased headcount, which resulted in increased personnel expenses.

Quarterly Gross Margin Trends

Our quarterly gross margins have fluctuated between 73% and 79% in each period presented. Our gross margins increased in the last three quarters ended December 31, 2019 as a result of better optimization of cloud spend.

Quarterly Operating Expense Trends

Operating expenses have generally increased in each sequential quarter presented above primarily due to the increased headcount, infrastructure and related costs to support our growth. We intend to continue to make significant investments in research and development as we add features and enhance our platform. We also intend to invest in our sales and marketing organization to drive future revenue growth.

Quarterly Other Income, Net Trends

Other income, net stayed flat over the seven quarters ended September 30, 2019. During the last quarter ended December 31, 2019, we earned interest income from investments in money market funds and marketable securities.

Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales of subscriptions and the net proceeds we have received from sales of equity securities as further detailed below. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of U.S. government treasury securities, commercial paper and corporate bonds. As of December 31, 2019, we had cash and cash equivalents of $597.3 million and marketable securities of $176.7 million.

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

We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, and the continuing market adoption of our platform. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

A substantial source of our cash from operations is from our deferred revenue, which is included in the liabilities section of our consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2019, we had deferred revenue of $138.5 million, of which $134.1 million was recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash provided by operating activities	$24,234	$10,829	$13,832
Cash used in investing activities	(202,220)	(17,456)	(12,760)
Cash provided by financing activities	$714,216	$7,782	$462

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

Cash provided by operating activities for the fiscal year ended December 31, 2019 of $24.2 million was primarily related to our net loss of $16.7 million, adjusted for non-cash charges of $50.5 million and net cash outflows of $9.5 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment, amortization of capitalized software, amortization of acquired intangibles and amortization of deferred contract costs. The main drivers of the changes in operating assets and liabilities were related to a $67.8 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, a $6.4 million increase in accrued expenses and other liabilities, and a $2.5 million increase in accounts payable. These amounts were partially offset by a $47.5 million increase in accounts receivable, net, due to increases in sales, a $20.1 million increase in deferred contract costs related to commissions paid on new bookings, a $10.0 million increase in prepaid expenses and other current assets, primarily driven by prepaid hosting services, and a $8.5 million increase in other assets.

Cash provided by operating activities for the fiscal year ended December 31, 2018 of $10.8 million was primarily related to our net loss of $10.8 million, adjusted for non-cash charges of $14.4 million and net cash inflows of $7.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, net of amounts capitalized, depreciation and amortization of property and equipment, amortization of capitalized software, and amortization of acquired intangibles. The main drivers of the changes in operating assets and liabilities were related to a $31.6 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, a $7.2 million increase in accounts payable, and a $10.9 million increase in accrued expenses and other liabilities, due to an increase in headcount. These amounts were partially offset by a $25.3 million increase in accounts receivable, net, due to increases in sales, a $1.3 million increase in prepaid expenses and other current assets, primarily driven by prepaid hosting services, an $8.9 million increase in deferred contract costs related to commissions paid on new bookings, and a $7.0 million increase in other assets.

Cash provided by operating activities for the fiscal year ended December 31, 2017 of $13.8 million was primarily related to our net loss of $2.6 million, adjusted for non-cash charges of $7.4 million and net cash inflows of $9.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, net of amounts capitalized, depreciation and amortization of property and equipment, amortization of capitalized software, and amortization of acquired intangibles. The main drivers of the changes in operating assets and liabilities were related to a $29.8 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, a $4.6 million increase in accounts payable, and a $2.9 million increase in accrued expenses and other liabilities, due to an increase in headcount. These amounts were partially offset by a $19.3 million increase in accounts receivable, net, due to increases in sales, a $4.3 million increase in prepaid expenses and other current assets, a $3.4 million increase in deferred contract costs related to commissions paid on new bookings, and a $1.5 million increase in other assets.

Investing Activities

Cash used in investing activities for the years ended December 31, 2019, 2018 and 2017 was $202.2 million, $17.5 million and $12.8 million, respectively, and was primarily the result of investment in marketable securities, increases in capital expenditures to purchase property and equipment to support additional office space and site operations, increases in capitalization of software development costs and increases in acquired intangibles.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2019 was $714.2 million and was primarily the result of aggregate net proceeds from our IPO in the amount of $706.3 million and proceeds from the exercise of stock options in the amount of $7.9 million. Cash provided by financing activities for the fiscal years ended December 31, 2018 and 2017 was $7.8 million and $0.5 million, respectively, and was primarily the result of proceeds from the exercise of stock options.

Non-GAAP Free Cash Flow

We report our financial results in accordance with U.S. GAAP. To supplement our consolidated financial statements, we provide investors with the amount of free cash flow, which is a non-GAAP financial measure. Free cash flow represents net cash used in operating activities, reduced by capital expenditures and capitalized software development costs, if any. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The reduction of capital expenditures and amounts capitalized for software development facilitates comparisons of our liquidity on a period-to-period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, board of directors, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP-based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results. The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated.

The following table presents our cash flows for the periods presented and a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by operating activities	$24,234	$10,829	$13,832
Less: Purchases of property and equipment	(13,315)	(9,662)	(2,351)
Less: Capitalized software development costs	(10,128)	(6,176)	(5,452)
Free cash flow	$791	$(5,009)	$6,029

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$66,837	$14,576	$48,244	$4,017	$—
Purchase commitments	213,229	74,875	138,354	—	—
Total	$280,066	$89,451	$186,598	$4,017	$—

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Our operating lease commitments relate primarily to our office space. The significant operating lease obligations relate to leases for our New York, Boston, Paris and Dublin office spaces. Purchase commitments relate mainly to hosting agreements as well as computer software used to facilitate our operations at the enterprise level.

In January 2020, we entered into an agreement with Microsoft Azure, pursuant to which we are required to purchase an aggregate of at least $21.0 million of cloud services through January 2023. This agreement is not reflected in the table above.

We have also excluded unrecognized tax benefits from the contractual obligations table above. A variety of factors could affect the timing of payments for the liabilities related to unrecognized tax benefits. Therefore, we cannot reasonably estimate the timing of such payments. We believe that these matters will likely not be resolved in the next 12 months and accordingly we have classified the estimated liability as non-current in the consolidated balance sheet. For further information see Note 12 in our Notes to Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2019 we did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

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

We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

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

We elected to early adopt Financial Accounting Standards Board, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or Topic 606, effective January 1, 2017, using the full retrospective method of adoption. As such, the consolidated financial statements present revenue in accordance with Topic 606 for the period presented.

We account for revenue contracts with customers through the following steps:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to the performance obligations in the contract; and
•	recognize revenue when or as, we satisfy a performance obligation.

Our subscriptions are generally non-cancellable. Once we have determined the transaction price, the total transaction price is allocated to each performance obligation in the contract on a relative stand-alone selling price basis, or SSP. The determination of a relative stand-alone SSP for each distinct performance obligation requires judgment. We determine SSP for performance obligations based on overall pricing objectives, which take into consideration market conditions and customer-specific factors. This includes a review of internal discounting tables, the service(s) being sold, and customer demographics.

Revenue is recognized when control of these services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those services. We determined an output method to be the most appropriate measure of progress because it most faithfully represents when the value of the services are simultaneously received and consumed by the customer, and control is transferred.

For committed contractual amounts of usage, revenue is recognized ratably over the term of the subscription agreement generally beginning on the date that the platform is made available to a customer. For committed contractual amount of usage that is delivered as used, a monthly subscription based on usage, or usage in excess of a ratable subscription, we recognize revenue as the services are rendered.

Stock-Based Compensation

We account for stock-based compensation expense related to stock-based awards based on the estimated fair value of the award on the grant date. We historically issued options to purchase shares of our common stock under our 2012 equity incentive plan, or the 2012 Plan. Following the IPO, we ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to our 2019 equity incentive plan, or the 2019 Plan. Under the 2019 Plan, we may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, and performance-based and other awards, each valued or based on our Class A common stock, to our employees, directors, consultants, and advisors. Through December 31, 2019, we have only issued stock options and RSUs in connection with the 2012 Plan and 2019 Plan. For further information see Note 11 in our Notes to Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Annual Report on Form 10-K.

Compensation expense related to stock-based transactions, including employee, consultant, and non-employee director stock option awards, is measured and recognized in the consolidated financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black Scholes option-pricing model. Expense is recognized on a straight-line basis over the vesting period of the award. Forfeitures are accounted for in the period in which the awards are forfeited.

Our option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

•

Fair value. Prior to our IPO, the fair value of common stock underlying the stock options had historically been determined by our Board of Directors, with input from our management. Our Board of Directors previously determined the fair value of the common stock at the time of grant of the options by considering a number of objective and subjective factors, including the results of contemporaneous independent third-party valuations of our common stock, the prices, rights, preferences, and privileges of our redeemable convertible Preferred Stock relative to those of our common stock, the prices of common or convertible preferred stock sold to third-party investors by us and in secondary transactions or repurchased by us in arm’s-length transactions, the lack of marketability of our common stock, actual operating and financial results, current business conditions and projections, the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our company given prevailing market conditions. Subsequent to our IPO, the fair value of the underlying common stock is determined by the closing price, on the date of grant, of our Class A common stock, as reported by the Nasdaq.

•

Expected volatility. Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Since we do not have sufficient trading history of our common stock, we estimate the expected volatility of our stock options at the grant date by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected life of the options.

•

Expected term. We determine the expected term based on the average period the stock options are expected to remain outstanding using the simplified method, generally calculated as the midpoint of the stock options’ vesting term and contractual expiration period, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

•	Risk-free rate. We use the U.S. Treasury yield for our risk-free interest rate that corresponds with the expected term.
•	Expected dividend yield. We utilize a dividend yield of zero, as we do not currently issue dividends, nor do we expect to do so in the future.

The following assumptions were used to calculate the fair value of stock options granted to employees:

Year Ended December 31,
	2019	2018	2017
Expected dividend yield	—	—	—
Expected volatility	38.9% - 39.5%	38.4% - 39.0%	37.1% - 38.8%
Expected term (years)	5.2 - 6.3	5.8 - 6.1	5.1 - 6.1
Risk-free interest rate	1.4% -2.6%	2.6% - 3.0%	1.8% - 2.2%

Assumptions used in valuing non-employee stock options are generally consistent with those used for employee stock options with the exception that the expected term is over the contractual life, or 10 years.

Prior to January 1, 2018, we estimated a forfeiture rate to calculate stock-based compensation. We adopted ASU No. 2016-09, Compensation–Stock Compensation (Topic 718), effective January 1, 2018, and elected to account for forfeitures as they occur, rather than estimating expected forfeitures over the course of a vesting period. We recognized a cumulative effect of $0.8 million to accumulated deficit as of January 1, 2018 upon adoption. For further information see Note 2 in our Notes to Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Annual Report on Form 10-K.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Internal Use Software Development Costs

We capitalize certain costs related to the development of our platform and other software applications for internal use. In accordance with authoritative guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. We stop capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be two years. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in our consolidated statements of operations.

We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our platform, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs we capitalize and amortize could change in future periods.

Recently Adopted Accounting Pronouncements

See Note 2, in our Notes to Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of December 31, 2019, we had $588.8 million of cash equivalents invested in money market funds and marketable securities totaling $176.7 million. In addition, we had $3.9 million of restricted cash due to the outstanding letters of credit established in connection with lease agreements for our facilities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of December 31, 2019, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. All of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, France, Ireland, the United Kingdom, Japan and Australia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results.

Item 8. Financial Statements and Supplementary Data

DATADOG, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Datadog, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Datadog, Inc. and its subsidiaries (the “Company”), as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company has adopted the FASB Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

February 25, 2020

We have served as the Company's auditor since 2016.

DATADOG, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$597,297	$53,639
Marketable securities	176,674	—
Accounts receivable, net of allowance for doubtful accounts of $817 and $477 as of December 31, 2019 and 2018, respectively	102,394	55,822
Deferred contract costs, current	8,346	3,717
Prepaid expenses and other current assets	19,231	8,773
Total current assets	903,942	121,951
Property and equipment, net	32,749	21,649
Operating lease assets	53,002	—
Goodwill	9,058	7,626
Intangible assets, net	1,435	1,288
Deferred contract costs, non-current	17,409	7,292
Restricted cash	3,456	11,341
Other assets	16,990	8,603
TOTAL ASSETS	$1,038,041	$179,750
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$15,429	$12,638
Accrued expenses and other current liabilities	38,746	30,290
Operating lease liabilities, current	11,916	—
Deferred revenue, current	134,148	69,306
Total current liabilities	200,239	112,234
Operating lease liabilities, non-current	48,510	—
Deferred revenue, non-current	4,340	1,393
Other liabilities	2,611	1,359
Total liabilities	255,700	114,986
COMMITMENTS AND CONTINGENCIES (NOTE 9)
CONVERTIBLE PREFERRED STOCK:
Convertible preferred stock; $0.00001 par value per share; 0 and 179,814,912 shares authorized as of December 31, 2019 and 2018, respectively; 0 and 179,814,912 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	140,805
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; $0.00001 par value per share; 20,000,000 and 0 shares authorized as of December 31, 2019 and 2018, respectively; 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Common stock, $0.00001 par value per share; 0 and 380,000,000 shares authorized as of December 31, 2019 and 2018, respectively; 0 and 78,180,606 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Class A common stock, $0.00001 par value per share; 2,000,000,000 and 0 shares authorized as of December 31, 2019 and 2018, respectively; 64,308,498 and 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1	—
Class B common stock, $0.00001 par value per share; 310,000,000 and 0 shares authorized as of December 31, 2019 and 2018, respectively; 232,078,452 and 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	2	—
Additional paid-in capital	905,821	30,834
Accumulated other comprehensive income	133	31
Accumulated deficit	(123,616)	(106,906)
Total stockholders’ equity (deficit)	782,341	(76,041)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,038,041	$179,750

See accompanying notes to consolidated financial statements.

DATADOG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$362,780	$198,077	$100,761
Cost of revenue	88,949	46,529	23,414
Gross profit	273,831	151,548	77,347
Operating expenses:
Research and development	111,425	55,176	24,734
Sales and marketing	146,657	88,849	44,213
General and administrative	35,889	18,556	11,356
Total operating expenses	293,971	162,581	80,303
Operating loss	(20,140)	(11,033)	(2,956)
Other income, net	4,164	793	843
Loss before provision for income taxes	(15,976)	(10,240)	(2,113)
Provision for income taxes	(734)	(522)	(457)
Net loss	$(16,710)	$(10,762)	$(2,570)
Net loss attributable to common stockholders	$(16,710)	$(10,762)	$(2,570)
Basic and diluted net loss per share	$(0.12)	$(0.15)	$(0.04)
Weighted average shares used in calculating basic and diluted net loss per share:	139,873	70,951	61,321

See accompanying notes to consolidated financial statements.

DATADOG, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(16,710)	$(10,762)	$(2,570)
Other comprehensive income (loss):
Foreign currency translation adjustments	55	78	(48)
Unrealized gain on available-for-sale marketable securities	47	—	—
Other comprehensive income (loss)	102	78	(48)
Comprehensive loss	$(16,608)	$(10,684)	$(2,618)

See accompanying notes to consolidated financial statements.

DATADOG, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible		Class A and Class B				Non-Voting		Additional	Accumulated Other		Total Stockholders'
	Preferred Stock		Common Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
BALANCE—December 31, 2016 (as reported)	179,814,912	$140,805	—	$—	57,692,496	$—	1,137,000	$—	$13,785	$—	$(95,476)	$(81,691)
Effect of adoption of ASC 606	—	—									2,677	2,677
BALANCE—January 1, 2017 (as adjusted)	179,814,912	140,805	—	—	57,692,496	—	1,137,000	—	13,785	—	(92,799)	(79,014)
Issuance of common stock upon exercise of stock options	—	—	—	—	2,165,976	—	—	—	449	—	—	449
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	143	—	—	143
Issuance of common stock for acquisition	—	—	—	—	2,292,012	—	—	—	2,015	—	—	2,015
Stock-based compensation	—	—	—	—	—	—	—	—	3,316	—	—	3,316
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(48)	—	(48)
Other	—	—	—	—	10,500	—	—	—	8	—	—	8
Net loss	—	—	—	—	—	—	—	—	—	—	(2,570)	(2,570)
BALANCE—December 31, 2017	179,814,912	$140,805	—	$—	62,160,984	$—	1,137,000	$—	$19,716	$(48)	$(95,369)	$(75,701)
Effect of adoption of ASU 2016-19	—	—	—	—	—	—	—	—	775	—	(775)	—
BALANCE—January 1, 2018	179,814,912	140,805	—	—	62,160,984	—	1,137,000	—	20,491	(48)	(96,144)	(75,701)
Issuance of common stock upon exercise of stock options	—	—	—	—	14,882,622	—	—	—	4,557	—	—	4,557
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	375	—	—	375
Stock-based compensation	—	—	—	—	—	—	—	—	5,411	—	—	5,411
Conversion of non-voting common stock	—	—	—	—	1,137,000	—	(1,137,000)	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	79	—	79
Net loss	—	—	—	—	—	—	—	—	—	—	(10,762)	(10,762)
BALANCE—December 31, 2018	179,814,912	$140,805	—	$—	78,180,606	$—	—	$—	$30,834	$31	$(106,906)	$(76,041)
Issuance of common stock upon exercise of stock options	—	—	429,430	—	10,117,557	—	—	—	7,173	—	—	7,173
Issuance of restricted shares of common stock	—	—	244,445	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	1,883	—	—	1,883
Stock-based compensation	—	—	—	—	—	—	—	—	19,235	—	—	19,235
Conversion of convertible preferred stock to common stock in connection with third-party tender offer	(803,481)	(53)	—	—	803,481	—	—	—	53	—	—	53
Reclassification of common stock to class A and class B common stock	—	—	89,101,644	—	(89,101,644)	—	—	—	—	—	—	—
Conversion of convertible preferred stock to class B common stock in connection with initial public offering	(179,011,431)	(140,752)	179,011,431	2	—	—	—	—	140,750	—	—	140,752
Issuance of class A common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	27,600,000	1	—	—	—	—	705,893	—	—	705,894
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	102	—	102
Net loss	—	—	—	—	—	—	—	—	—	—	(16,710)	(16,710)
BALANCE—December 31, 2019	—	$—	296,386,950	$3	—	$—	—	$—	$905,821	$133	$(123,616)	$782,341

See accompanying notes to consolidated financial statements.

DATADOG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,710)	$(10,762)	$(2,570)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,370	6,026	2,704
Amortization of discounts or premiums on marketable securities	12	—	—
Amortization of deferred contract costs	5,400	2,671	1,274
Stock-based compensation, net of amounts capitalized	19,034	5,244	3,068
Non-cash lease expense	11,763	—	—
Provision for accounts receivable allowance	1,195	477	378
Loss on disposal of property and equipment	708	9	4
Changes in operating assets and liabilities:
Accounts receivable, net	(47,510)	(25,322)	(19,274)
Deferred contract costs	(20,146)	(8,925)	(3,352)
Prepaid expenses and other current assets	(10,046)	(1,331)	(4,250)
Other assets	(8,486)	(6,955)	(1,482)
Accounts payable	2,484	7,241	4,647
Accrued expenses and other liabilities	6,376	10,857	2,860
Deferred revenue	67,790	31,599	29,825
Net cash provided by operating activities	24,234	10,829	13,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(176,639)	—	—
Purchases of property and equipment	(13,315)	(9,662)	(2,351)
Capitalized software development costs	(10,128)	(6,176)	(5,452)
Cash paid for acquisition of businesses; net of cash acquired	(2,138)	(1,618)	(4,957)
Net cash used in investing activities	(202,220)	(17,456)	(12,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,899	7,782	462
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	706,317	—	—
Net cash provided by financing activities	714,216	7,782	462

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21)	47	(54)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	536,209	1,202	1,480
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	64,980	63,778	62,298
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$601,189	$64,980	$63,778

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$143	$36	$40

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$315	$25	$—
Stock-based compensation included in capitalized software development costs	$201	$167	$248
Vesting of early exercised options	$1,883	$375	$143
Acquisition of intangible assets through issuance of common stock	$—	$—	$2,015
Costs related to initial public offering included in accounts payable and accrued liabilities	$423	$—	$—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$597,297	$53,639	$60,024
Restricted cash – Including amounts in prepaid expense and other current assets and other assets	3,892	11,341	3,754
Total cash, cash equivalents and restricted cash	$601,189	$64,980	$63,778

See accompanying notes to consolidated financial statements.

DATADOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Datadog, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company incurred $2.0 million of net offering costs in connection with the IPO which were recorded as an offset against IPO proceeds.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates include the fair value of marketable securities, allowance for doubtful accounts, the fair value of acquired assets and assumed liabilities from business combinations, useful lives of property, equipment, software, and finite lived intangibles, stock-based compensation, fair value of common stock and redeemable convertible preferred stock prior to the IPO, valuation of long-lived assets and their recoverability, including goodwill, the incremental borrowing rate for operating leases, estimated expected period of benefit period for deferred contract costs, realization of deferred tax assets and uncertain tax positions, revenue recognition and the allocation of overhead costs between cost of revenue and operating expenses. The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from these estimates.

Foreign Currency Translation

The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company is USD, and the functional currency of the Company’s subsidiaries is generally the local currency of the jurisdiction in which the foreign subsidiary is located. The assets and liabilities of the Company’s subsidiaries are translated to USD at exchange rates in effect at the balance sheet date. All income statement accounts are translated at monthly average exchange rates. Resulting foreign currency translation adjustments are recorded directly in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity (deficit).

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income, net in the accompanying consolidated statements of operations when realized.

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

The Company elected to early adopt Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), effective January 1, 2017, using the full retrospective method of adoption. As such, the consolidated financial statements present revenue in accordance with Topic 606 for all of the periods presented.

The Company accounts for revenue contracts with customers through the following steps:

(1)	identify the contract with a customer;
(2)	identify the performance obligations in the contract;
(3)	determine the transaction price;
(4)	allocate the transaction price; and
(5)	recognize revenue when or as the Company satisfies a performance obligation.

The Company’s revenue arrangements may include infrastructure monitoring, application performance monitoring, log management, and synthetics, as well as secondary services including custom metrics in dashboard monitoring, serverless monitoring, docker container monitoring, and app analytics. The Company has identified each service as a separate performance obligation.

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

Sales and Marketing Costs

Sales and marketing costs consist primarily of personnel costs for the Company’s sales and marketing organization, including stock-based compensation and commissions, costs of general marketing and promotional activities, including the free tier and introductory trials of the Company’s products, travel-related expenses and allocated overhead costs.

Advertising Costs

Advertising costs are expensed as incurred and were approximately $9.5 million, $8.3 million and $4.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in sales and marketing expense in the accompanying consolidated statement of operations.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting and the tax bases of assets and liabilities. The deferred assets and liabilities are recorded at the statutorily enacted tax rates anticipated to be in effect when such temporary differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is established; when based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Stock-Based Compensation

The Company recognizes and measures compensation expense for all stock-based payment awards granted to employees, directors, and nonemployees, including stock options, restricted stock units (“RSUs”), and the employee stock purchase plan (the “ESPP”) based on the fair value of the awards on the date of grant. The fair value of each stock option granted is estimated using the Black Scholes option pricing model. The determination of the grant date fair value using an option-pricing model is affected by the estimated fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The fair value of RSUs is determined by the closing price on the date of grant of the Company’s Class A common stock, as reported on The Nasdaq Global Select Market. The Company estimates the fair value of the rights to acquire stock under the ESPP using the Black-Scholes option pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period and account for forfeitures as they occur.

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

Marketable Securities

The Company’s marketable securities consist of commercial debt securities, U.S. government treasury securities, and commercial paper. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its marketable securities within current assets on the consolidated balance sheet.

Available-for-sale securities are recorded at fair value each reporting period. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. Unrealized gains and losses on these marketable securities are reported as a separate component of accumulated other comprehensive (loss) income on the consolidated balance sheet until realized. Realized gains and losses are determined based on the specific identification method and are reported in interest income in the consolidated statements of operations. The Company periodically evaluates its marketable securities to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge. If the Company determines that the decline in an investment's fair value is other-than-temporary, the difference is recognized as an impairment loss in the consolidated statements of operations. As of December 31, 2019 and 2018, the Company has not recorded any other-than-temporary-impairment charges in its consolidated statements of operations.

Restricted Cash

Restricted cash primarily consists of collateralized letters of credit established in connection with lease agreements for the Company’s facilities. Restricted cash is included in current assets for leases that expire within one year and is included in non-current assets for leases that expire in more than one year from the balance sheet date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Cash deposits may, at times, exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”). The Company has not experienced any losses on its deposits of cash and cash equivalents to date. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the accompanying consolidated balance sheets.

There were no customers representing greater than 10% of total revenue for the years ended December 31, 2019, 2018, and 2017. No customers represented greater than 10% of accounts receivable as of December 31, 2019 and 2018.

Geographical Information

Revenue by location is determined by the billing address for the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2019	2018	2017
North America	$272,190	$150,945	$76,352
International	90,590	47,132	24,409
Total	$362,780	$198,077	$100,761

Other than the United States, no other individual country accounted for 10% or more of total revenue for the years ended December 31, 2019, 2018, or 2017. As of December 31, 2019, and 2018, 70% and 85% of the Company’s long lived assets were located in the United States and 30% and 15% were located in Europe, respectively.

Fair Value of Financial Instruments

The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

The Company’s financial instruments consist of cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. Cash equivalents are stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Marketable securities are recorded at fair value. Accounts receivable, accounts payable, and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Accounts Receivable

Accounts receivable includes billed and unbilled receivables. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The Company generally does not require collateral and provides for expected losses. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. During the years ended December 31, 2019 and 2018, the Company charged $0.9 million and $0.4 million, respectively, of accounts receivable deemed uncollectible against the allowance for doubtful accounts.

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date, substantially all of which is expected to be billed and collected within one year. As of December 31, 2019 and 2018, unbilled accounts receivable of approximately $14.4 million and $13.1 million, respectively, was included in accounts receivable on the Company’s consolidated balance sheets.

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

Deferred Contract Costs

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. There are no sales commissions earned on renewals. These costs are deferred and then amortized over a period of benefit which is determined to be four years. The Company determined the period of benefit by taking into consideration the length of terms in its customer contracts, life of the technology and other factors. Amounts expected to be recognized within one year of the balance sheet date are recorded as deferred contract costs, current; the remaining portion is recorded as deferred contract costs, non-current, in the consolidated balance sheets. Deferred contract costs are periodically analyzed for impairment. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations.

The adoption of ASC 606 related to the deferral of incremental commission costs of obtaining a contract, primarily sales commissions, resulted in a decrease to accumulated deficit of $2.7 million as of January 1, 2017.

The following table represents a rollforward of the Company’s deferred contract costs (in thousands):

Amount
Balance as of January 1, 2017	$2,677
Additions to deferred contract costs	3,352
Amortization of deferred contract costs	(1,274)
Balance as of December 31, 2017	$4,755
Additions to deferred contract costs	8,925
Amortization of deferred contract costs	(2,671)
Balance as of December 31, 2018	$11,009
Additions to deferred contract costs	20,146
Amortization of deferred contract costs	(5,400)
Balance as of December 31, 2019	$25,755

Business Combinations

When the Company acquires a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require the Company to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to other income, net in the consolidated statement of operations.

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

Goodwill is not amortized but rather tested for impairment at least annually on October 1, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the quantitative assessment results in the carrying value exceeding the fair value, in which case an impairment charge is recorded to the extent the carrying value exceeds the fair value. The Company did not recognize any impairment of goodwill during the years ended December 31, 2019, 2018 or 2017.

Operating Leases

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are reflected within operating lease assets, operating lease liabilities, current, and operating lease liabilities, non-current, on the consolidated balance sheets. For short-term leases (an initial term of 12 months or less), an operating lease asset and corresponding lease liability are not recorded and the Company records rent expense in its consolidated statements of operations on a straight-line basis over the lease term. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease assets also include any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately.

Prior to the adoption of ASC 842, Leases on January 1, 2019, the Company recorded the difference between the rent paid and the straight-line rent expense as a deferred rent liability within accrued expenses and other current liabilities and other liabilities.

Deferred Revenue

The Company records contract liabilities to deferred revenue when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. Certain of the Company’s customers pay in advance of satisfaction of performance obligations and other customers with monthly contract terms are billed in arrears on a monthly basis.

Revenue recognized during the years ended December 31, 2019, 2018 and 2017, which was included in the deferred revenue balances at the beginning of each respective period, was $71.0 million, $37.1 million, and $9.2 million.

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period and does not include usage of our products beyond the contractually committed level. As of December 31, 2019, and December 31, 2018, the aggregate transaction price allocated to remaining performance obligations was $243.8 million and $127.1 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months and more than a majority will be recognized to revenue over the next 12 months.

Net Income (Loss) Per Share Attributable to Common Shareholders

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income (loss) per share by application of the two-class method. During the periods when the Company is in a net loss position, the net loss attributable to common stockholders was not allocated to the convertible preferred stock and unvested common stock under the two-class method as these securities do not have a contractual obligation to share in the Company’s losses.

Accounting Pronouncements Recently Adopted

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Tax. ASU No. 2015-17 was issued by the FASB as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments of ASU 2015-17. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU was adopted January 1, 2019 and applied retrospectively to all deferred tax assets and liabilities for all periods presented. The Company adoption of this ASU had no material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows. The ASU provides guidance on how certain cash receipts and outflows should be classified on entities’ statement of cash flows. The Company adopted the ASU on January 1, 2019 on a retrospective basis to all periods presented. Adoption of this ASU did not have a material impact on the Company’s consolidated statements of cash flows for the periods presented.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows. The standard requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted the ASU on January 1, 2019 on a retrospective basis for all periods presented. As a result of adopting the ASU, the Company includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statement of consolidated cash flows. Accordingly, the statement of cash flows has been revised to include restricted cash as a consolidated component of cash, cash equivalents, and restricted cash.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which requires, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures are also enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. The Company adopted this ASU on January 1, 2019 and has elected the transition option prescribed by ASU 2018-11, and accordingly will not restate prior periods under ASC 842. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification and determination of the lease term. Upon adoption, the Company recognized a right of use asset of $47.9 million and a lease liability of $51.4 million with no impact to accumulated deficit or consolidated statement of cash flows.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The updated guidance simplifies the accounting for nonemployee share-based payment transactions. The amendments in the new guidance specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company adopted this ASU on January 1, 2019 and it had no impact on the Company’s financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which aims to reduce complexity in accounting standards by improving certain areas of generally accepted accounting principles (GAAP) without compromising information provided to users of financial statements. This guidance will be effective for the Company beginning January 1, 2021. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

3. Marketable Securities

The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheet as of December 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$80,376	$46	$(5)	$80,417
U.S. government treasury securities	72,467	10	(4)	72,473
Commercial paper	23,784	—	—	23,784
Marketable securities	$176,627	$56	$(9)	$176,674

As of December 31, 2019, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$97,816
Due in one year through five years	78,858
Total	$176,674

The Company does not believe that any unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence. To determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the marketable securities for a period of time sufficient to allow for any anticipated recovery in fair value.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of December 31, 2019 and 2018, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$588,762	$—	$—	$588,762
Marketable Securities:
Corporate debt securities	—	80,417	—	80,417
U.S. government treasury securities	—	72,473	—	72,473
Commercial paper	—	23,784	—	23,784
Total financial assets	$588,762	$176,674	$—	$765,436

	Fair Value Measurement as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$47,187	$—	$—	$47,187
Total financial assets	$47,187	$—	$—	$47,187

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper, corporate debt securities, and U.S. government treasury securities within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Hosting	$9,180	$3,356
General prepaid expenses	5,700	3,607
Other receivables	2,578	526
Rent	821	1,066
Marketing	516	218
Restricted cash	436	—
Total prepaid expenses and other current assets	$19,231	$8,773

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Computers and equipment	$7,536	$4,540
Furniture and fixtures	4,804	2,621
Leasehold improvements	16,517	8,554
Capitalized software development costs	24,630	15,000
Total property and equipment	$53,487	$30,715
Less: accumulated depreciation and amortization	(20,738)	(9,066)
Total property and equipment, net	$32,749	$21,649

As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Internal Use Software Development Costs, the Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.

Depreciation and amortization expense was approximately $11.6 million, $5.5 million, and $2.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

7. Acquisition, Intangible Assets and Goodwill

2019 Acquisition

On November 6, 2019, the Company entered into a Stock Purchase Agreement whereby the Company acquired all of the issued and outstanding shares of a target company for $2.2 million in cash consideration. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. Goodwill resulted primarily from the expectation of integrating and enhancing the Company's current data streaming platform. The preliminary allocation of the purchase price was based on available information and assumptions at the time of the initial valuation and may be subject to change within the measurement period. The results of the operations have been included in the Company’s consolidated statements of operations and comprehensive loss since the acquisition date and were not material. Pro forma results of operations for this acquisition have not been presented because it was also not material to the consolidated results of operations.

The aggregate purchase consideration and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Fair Value
Fair value of net assets acquired:
Net tangible assets	$9
Software technology	910
Goodwill	1,285
Total fair value of net assets acquired	$2,204

Madumbo Acquisition

On September 28, 2018, the Company entered into a Stock Purchase Agreement with Madumbo whereby the Company acquired all of the issued and outstanding shares of Madumbo for $1.6 million in cash consideration. Madumbo created an artificial intelligence platform that the Company plans to use to strengthen the Company’s current product offering. Goodwill was not deductible for tax purposes. Goodwill resulted primarily from the expected integration of Madumbo’s platform with the Company’s existing product offerings. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The results of Madumbo’s operations have been included in the Company’s consolidated statements of operations and comprehensive loss since the acquisition date and were not material. Pro forma results of operations for this acquisition have not been presented because it was also not material to the consolidated results of operations. Transaction costs amounted to approximately $0.1 million and were expensed as incurred.

The aggregate purchase consideration and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Fair Value
Fair value of net assets acquired:
Net tangible assets (liabilities)	$(536)
Developed technology	825
Goodwill	1,334
Total fair value of net assets acquired	$1,623

Focusmatic Acquisition

On March 28, 2017, the Company completed an acquisition of Focusmatic SAS (“Focusmatic”). Focusmatic is a log processing and analytics company that aligns with the Company’s goal of improving visibility for its customers IT infrastructure. Goodwill was not deductible for tax purposes. Pursuant to the Agreement and Plan of Merger, the entire ownership of Focusmatic was purchased by the Company in exchange for 2,292,012 shares of the Company’s common stock and $5.4 million of cash consideration. Goodwill resulted primarily from the expected integration of the employee base and product offerings of Focusmatic with the Company. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations with the results of Focusmatic’s operations included in the consolidated financial statements from the date of acquisition. Results of operations for this acquisition have been included in the Company’s consolidated statements of operations and comprehensive loss since the acquisition date and were not material. Pro forma results of operations for this acquisition have not been presented because it was also not material to the consolidated results of operations. Transaction costs amounted to approximately $0.1 million and were expensed as incurred.

The aggregate purchase consideration and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Fair Value
Fair value of purchase consideration:
Cash consideration	$5,397
Common stock	2,015
Total fair value of net assets acquired	$7,412

Fair Value
Fair value of net assets acquired:
Net tangible assets (liabilities)	$(200)
Developed technology	1,300
Customer relationships	20
Goodwill	6,292
Total fair value of net assets acquired	$7,412

Intangibles, net consisted of the following (in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$3,046	$(1,611)	$1,435	2-3 years

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$2,125	$(837)	$1,288	2-3 years
Customer relationships	20	(20)	—	1 year
Total	$2,145	$(857)	$1,288

Intangible amortization expense was approximately $0.8 million, $0.5 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization of developed technology and customer relationships are included in cost of revenue on the Company’s consolidated statement of operations and comprehensive loss.

As of December 31, 2019, future amortization expense by year is expected to be as follows (in thousands):

Amount
2020	$675
2021	501
2022	259
Total	$1,435

The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2017	$6,292
Madumbo acquisition	1,334
Balance as of December 31, 2018	$7,626
2019 acquisition	1,285
Foreign currency translation adjustments	147
Balance as of December 31, 2019	$9,058

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Accrued compensation and commissions	$21,910	$15,229
Accrued expenses	12,692	6,940
Early exercise liability-stock options	1,776	2,931
Payroll and sales taxes	1,626	1,147
Other tax liability	742	516
Deferred rent	—	3,527
Total accrued expenses and other current liabilities	$38,746	$30,290

9. Commitments and Contingencies

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

Rent expense for the years ended December 31, 2019, 2018 and 2017 was $16.7 million, $10.0 million and $3.8 million, respectively.

During 2019, 2018 and 2017, the Company recorded $1.0 million, $0.7 million and $0.1 million, respectively, in sub-lease income which were recorded as a credit to rent expense.

Non-Income Tax Matters—In January 2015, the Company recorded a $5.0 million contingent Federal payroll tax liability in conjunction with common stock repurchase transactions, as part of a capital raise, with certain of its employees. The potential payroll tax treatment of these transactions was subject to uncertainty, and the contingent payroll tax liability was deemed probable and reasonably estimable. On April 15, 2019, the period of limitations for assessing the contingent Federal payroll tax liability expired and the Company was legally released from being the primary obligor. As a result, the Company recognized a $5.0 million benefit in the operating expenses section of the consolidated statement of operations during the year ended December 31, 2019.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the years ended December 31, 2019 and 2018.

Legal Matters—The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position or results of operations.

Indemnification—The Company enters into indemnification provisions under some agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s consolidated statements of operations and comprehensive (loss) income in connection with the indemnification provisions have not been material.

10. Leases

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

The components of lease cost recognized within the Company’s consolidated statements of operations and comprehensive loss were as follows (in thousands):

Year Ended December 31, 2019
Operating lease cost(1)	$13,636
Variable lease cost(2)	94
Short-term lease cost	2,925

1)	Includes non-cash lease expense of $10.4 million
2)	Primarily related to Consumer Price Index adjustments, common area maintenance and property tax.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in measurement of lease liabilities	$9,767
Operating lease assets obtained in exchange for new lease liabilities	14,618

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
2020	$14,576
2021	16,944
2022	16,731
2023	14,569
2024 and beyond	4,017
Total lease payments	$66,837
Less: imputed interest	(6,411)
Present value of lease liabilities	$60,426

As of December 31, 2019, the Company had one additional operating lease that has not yet commenced. This operating lease will commence in fiscal year 2020 with a lease term of six years. Pursuant to the terms of the office lease, the Company will pay $2.2 million in aggregate through the life of the lease.

Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

December 31, 2019
Weighted average remaining lease term (years)	4.00
Weighted average discount rate	4.98%

11. Stockholders’ Equity (Deficit)

In January 2018, the Company converted the then outstanding shares of non-voting common stock to common stock. The non-voting common stock had the same rights and preferences as common stock except that the non-voting stock did not contain any voting rights.

In March 2019, certain investors proposed a tender offer to purchase shares of the Company’s capital stock from certain stockholders at a price of $15.92 per share, pursuant to an offer to purchase to which the Company was not a party. The Company agreed to waive certain transfer restrictions in connection with, and assist in the administration of, the tender offer. The tender offer was completed in the second quarter of 2019, and an aggregate of 14,366,871 shares of the Company’s capital stock were successfully tendered, including 803,481 shares of Preferred stock that converted into an equal number of shares of common stock in conjunction with the sale.

As of December 31, 2019, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 64,308,498 shares of Class A common stock and 232,078,452 shares of Class B common stock were issued and outstanding.

At December 31, 2019 and 2018, the Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2019	2018
Seed Preferred Stock	—	19,403,952
Series A Preferred Stock	—	49,195,632
Series B Preferred Stock	—	39,619,992
Series C Preferred Stock	—	30,389,424
Series D Preferred Stock	—	41,205,912
2012 and 2019 stock option plans:
Options and RSU's outstanding	37,031,861	38,865,057
Shares available for future option and RSU grants	31,729,237	69,225
Shares available subject to the 2019 ESPP Plan	6,725,000	—
	75,486,098	218,749,194

Convertible Preferred Stock—Immediately prior to the completion of the IPO in September 2019, all shares of convertible preferred stock then outstanding were converted into 179,011,431 shares of Class B common stock.

Class A and Class B Common Stock—The Company has two classes of common stock, Class A and Class B. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions.

During the year ended December 31, 2019, 36,464,053 shares of Class B common stock were converted into Class A common stock.

Employee Stock Purchase Plan—In September 2019, the Board adopted and approved the 2019 ESPP, which became effective on September 18, 2019.  The ESPP initially reserved and authorized the issuance of up to a total of 6,725,000 shares of Class A common stock to participating employees.  As of December 31, 2019, 6,725,000 shares of Class A common stock remain available for grant under the ESPP. The initial offering period began on September 18, 2019 and will end on May 15, 2020. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the $27.00 initial public offering price of the Company’s Class A common stock or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP.

The Company recognized $1.2 million of stock-based compensation expense related to the ESPP during the year ended December 31, 2019, beginning upon the IPO in September 2019. Total compensation cost related to the ESPP not yet recognized was approximately $1.5 million as of December 31, 2019. The weighted average period over which this compensation cost will be recognized is 0.4 years as of December 31, 2019.

As of December 31, 2019, $3.3 million has been withheld on behalf of employees for a future purchase under the ESPP.  There were no purchases for the year ended December 31, 2019 related to the ESPP.

Stock-Based Compensation—The Company has two equity incentive plans, the 2012 equity incentive plan (the “2012 Plan”) and the 2019 equity incentive plan (the “2019 Plan”).  On September 18, 2019, the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan.  Additionally, as of December 31, 2019, there were 36,364,067 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan.  Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock awards, RSUs and performance-based and other awards, each valued or based on the Company’s Class A common stock, to employees, consultants, and advisors of the Company. Through December 31, 2019, the Company has only issued stock options and RSUs in connection with the 2012 and 2019 Plans. As of December 31, 2019, the Company was authorized to grant awards representing up to 70,296,733 shares under the 2019 Plan and had awards representing 31,729,237 shares of Class A common stock available to grant under the 2019 Plan.

The Company uses the Black-Scholes option pricing model to value stock options. The fair value of each award is recognized on a straight-line basis over the vesting or service period, which is typically four years. The Black-Scholes model requires specified inputs to determine the fair value of stock-based awards, consisting of (i) the expected volatility of the Company’s common stock over the expected option life, (ii) the risk-free interest rate, (iii) the expected dividend yield, and (iv) the expected option life.

The following table summarizes the assumptions used during the years ended December 31, 2019, 2018 and 2017:

Year Ended December 31,
	2019	2018	2017
Expected volatility	38.9% - 39.5%	38.4% - 39.0%	37.1% - 38.8%
Risk-free interest rate	1.4% - 2.6%	2.6% - 3.0%	1.8% - 2.2%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.2 - 6.3	5.8 - 6.1	5.1 - 6.1
Fair value of common stock	$6.16 - $38.21	$2.23 - $5.63	$0.87 - $1.02

Expected volatility—The Company performed an analysis of its peer companies with similar expected lives to develop an expected volatility assumption.

Expected term—Derived from the life of the options granted under the option plan and is based on the simplified method which is essentially the weighted average of the vesting period and contractual term.

Risk-free interest rate—Based upon quoted market yields for the United States Treasury debt securities.

Expected dividend yield—Since the Company has never paid and has no intention to pay cash dividends on common stock, the expected dividend yield is zero.

Fair value of the common stock—Prior to the IPO, the fair value of common stock underlying the stock-based awards was determined by the Company’s Board of Directors. The Board of Directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. The factors considered included, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s redeemable convertible Preferred Stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares. Since the Company’s IPO, the fair value of the underlying common stock is determined by the closing price, on the date of grant, of the Company’s Class A common stock, which is traded publicly on The Nasdaq Global Market.

Stock option activity during the years ended December 31, 2019, 2018 and 2017 is as follows:

	Number Of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Balance—January 1, 2017	35,825,160	$0.39	8.9
Options granted	12,841,968	$0.89
Options exercised	(2,165,976)	$0.21
Options forfeited	(1,623,264)	$0.64
Balance—December 31, 2017	44,877,888	$0.53	8.3
Options granted	11,236,803	$1.61
Options exercised	(14,882,622)	$0.52
Options forfeited	(2,367,012)	$0.79
Balance—December 31, 2018	38,865,057	$0.83	7.9
Options granted	9,518,730	$9.15
Options exercised	(10,546,987)	$0.75
Options forfeited	(1,452,033)	$2.54
Balance—December 31, 2019	36,384,767	$2.96	7.6
Exercisable—December 31, 2019	22,327,967	$2.19	7.0

As of December 31, 2019, there were 20,700 shares of Class A common stock and 36,364,067 shares of Class B common stock issuable upon the exercise of options outstanding.

The weighted average grant-date fair value of options granted during 2019, 2018 and 2017 was $8.69, $2.48 and $0.40, respectively. The Company received approximately $7.9 million, $7.8 million and $0.5 million in cash proceeds from options exercised during 2019, 2018 and 2017, respectively. The intrinsic value of options exercised in 2019, 2018 and 2017 was approximately $121.3 million, $36.4 million and $1.5 million, respectively. The aggregate fair value of options vested during 2019, 2018 and 2017 was $10.8 million, $3.5 million and $4.2 million, respectively.

Total compensation cost related to unvested stock options not yet recognized was approximately $90.5 million and $28.4 million as of December 31, 2019 and December 31, 2018, respectively. The weighted average period over which this compensation cost related to unvested stock options will be recognized is 2.7 years and 3.4 years as of December 31, 2019 and December 31, 2018, respectively.

The following table summarizes the activity for the Company's unvested RSUs:

	Shares	Weighted-Average Fair Value
Balance at December 31, 2018	—	$—
Granted	647,094	$36.08
Vested	—	$—
Forfeited/canceled	—	$—
Balance at December 31, 2019	647,094	$36.08

In November 2019, the Company granted 244,445 restricted shares of Class A common stock, which are subject to service-based vesting conditions over approximately four years. Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $30.4 million as of December 31, 2019. The weighted average period over which this compensation cost related to unvested RSUs will be recognized is 3.9 years as of December 31, 2019. The Company expects to settle RSUs with shares of its Class A common stock.

Stock-based compensation expense was included in the consolidated statement of operations as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$582	$287	$112
Research and development	7,972	1,641	1,160
Sales and marketing	5,538	1,910	977
General and administrative	4,942	1,406	819
Stock-based compensation, net of amounts capitalized	19,034	5,244	3,068
Capitalized stock-based compensation expense	201	167	248
Total stock-based compensation expense	$19,235	$5,411	$3,316

Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. The Company has recorded liabilities related to early exercises of 1,239,750 shares of common stock and 2,095,656 shares of common stock as of December 31, 2019 and 2018, respectively.

12. Income Taxes

Income Taxes—For financial reporting purposes, loss before income taxes, includes the following components (in thousands):

	December 31,
	2019	2018	2017
Domestic	$(18,330)	$(11,273)	$(2,498)
Foreign	2,354	1,033	385
Loss before income taxes	$(15,976)	$(10,240)	$(2,113)

Total income taxes allocated to operations for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

2019	Current	Deferred	Total
Federal	$—	$—	$—
State	126	—	126
Foreign	967	(359)	608
Total	$1,093	$(359)	$734

2018	Current	Deferred	Total
Federal	$—	$—	$—
State	(127)	—	(127)
Foreign	559	90	649
Total	$432	$90	$522

2017	Current	Deferred	Total
Federal	$41	$—	$41
State	60	—	60
Foreign	477	(121)	356
Total	$578	$(121)	$457

Tax Rate Reconciliation—Income tax expense was $0.7 million, $0.5 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, and differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21%, 21% and 34% for the years ended December 31, 2019, 2018 and 2017, respectively, to pretax loss from operations as a result of the following (in thousands):

	December 31,
	2019	2018	2017
Income tax expense at federal statutory rate	$(3,355)	$(2,151)	$(719)
Nondeductible expenses	(1,049)	1,289	735
State taxes (net of federal benefit)	100	(100)	60
Impacts of United States tax reform—rate change and mandatory repatriation	—	—	4,353
Change in valuation allowance	5,043	1,052	(4,146)
Uncertain tax positions	23	241	366
Foreign taxes	92	191	(146)
Other	(120)	—	(46)
Total	$734	$522	$457

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected the Company’s financial results for the year ended December 31, 2017, including, but not limited to: (1) requiring a one-time transition tax (payable over eight years) on certain un-repatriated earnings of foreign subsidiaries; (2) a future reduction of the U.S. federal corporate tax rate from 34% to 21% effective January 1, 2018, that reduced the current value of the Company’s deferred tax assets and liabilities; and (3) bonus depreciation that allows for full expensing of qualified property placed in service after September 27, 2017. In addition, the Tax Act establishes new tax laws that may affect the Company’s financial results for the years ending after December 31, 2017, including, but not limited to: (1) a reduction of the U.S. federal income tax rate from 34% to 21%; (2) limitation of the deduction for interest expense; (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income; (5) limitations on the deductibility of certain executive compensation; and (6) limitations on the use of Foreign Income Tax Credit to reduce the Company’s income tax liability.

Pursuant to the Staff Accounting Bulletin published by the SEC on December 22, 2017, addressing the challenges in accounting for the effects of the Tax Act in the period of enactment, companies reported provisional amounts for those specific income tax effects of the Tax Act for which the accounting was incomplete but a reasonable estimate could be determined. Those provisional amounts were subject to adjustment during a measurement period of up to one year from the enactment date (a “measurement-period adjustment”). Pursuant to this guidance, the estimated impact of the Tax Act was based on a preliminary review of the new tax law and projected future financial results and was subject to revision based upon further analysis and interpretation of the Tax Act and to the extent that actual results differed from projections available at that time.

In 2018, the Company completed its accounting with respect to the Tax Act and did not make any measurement-period adjustments to the initial tax expense of $4.0 million recorded in 2017. The accounting is summarized below:

•

Reduction of U.S. Federal Corporate Tax Rate: The Tax Act reduced the corporate tax rate to 21%, effective January 1, 2018. Consequently, the Company recorded a decrease related to deferred tax assets and liabilities with a corresponding net adjustment to deferred income tax expense for the year ended December 31, 2017 of $4.0 million. In addition, the valuation allowance was reduced by $4.0 million, as the Company is in a full valuation allowance position for the U.S. Deferred Tax Asset position. The Company did not make any measurement-period adjustments related to this item in 2018. The Company’s accounting for this element of the Tax Act is complete.

•

One-Time Mandatory Deemed Repatriation Tax: The one-time mandatory deemed repatriation tax is imposed on previously untaxed accumulated and current earnings and profits of the Company’s foreign subsidiaries. The Company was able to reasonably estimate the one-time mandatory deemed repatriation tax and recorded an initial provisional tax obligation, with a corresponding adjustment to income tax expense for the year ended December 31, 2017, which did not have a material impact. The Company did not make any measurement-period adjustments related to this item in 2018. The Company’s accounting for this element of the Tax Act is complete.

•

Valuation Allowances: The Company must assess whether its valuation allowance analyses are affected by the various aspects of the Tax Act. During 2017, the Company released $4.0 million of valuation allowance corresponding with the reduction of the associated U.S. deferred tax assets. The Company did not make any measurement-period adjustments related to this item in 2018. The Company’s accounting for this element of the Tax Act is complete.

•

Global Intangible Low-Taxed Income (GILTI) Policy Election: The FASB allows companies to adopt an accounting policy to either recognize deferred tax for GILTI or treat such tax cost as a current period expense when incurred. The Company has adopted an accounting policy to treat taxes due on GILTI as a current period expense.

Components of Deferred Taxes—The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating losses (federal and state)	$14,631	$7,448
Stock-based compensation	2,085	1,668
Federal withholding tax reserve	815	1,550
Internal use software	1,746	725
Lease liability	10,440	—
Other	1,297	2,091
Total deferred tax assets	$31,014	$13,482
Less: valuation allowance	(15,205)	(9,730)
Net deferred tax assets	$15,809	$3,752
Deferred tax liabilities:
Commissions	$(6,514)	$(2,796)
Right of use asset	(9,210)	—
Other	(85)	(956)
Total deferred tax liabilities	$(15,809)	$(3,752)
Net deferred tax assets/liabilities	$—	$—

The Company accounts for income taxes using an asset and liability method and deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The Company’s deferred tax assets and liabilities are comprised primarily of federal and state net operating loss carryforwards and basis differences for financial reporting and tax purposes of certain assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the weight of all available evidence, which includes the historical operating performance and the recorded cumulative losses in prior fiscal periods, management does not believe as of December 31, 2019 and 2018 that it is more likely than not that the Company will realize its deferred tax assets. As a result, a valuation allowance of $15.2 million and $9.7 million has been provided at December 31, 2019 and 2018, respectively. The valuation allowance changed by $5.5 million and $1.2 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company has net operating loss carryforwards for federal tax purposes of approximately $56.6 million and $28.0 million, respectively, which is available to offset federal taxable income. The federal net operating loss carryforwards generated at December 31, 2019 and prior will begin to expire in 2031, if not utilized. Net operating losses generated at December 31, 2018 and after have an indefinite carryforward period but are subject to an 80% of taxable income limitation. The Company has approximately $42.0 million and $24.2 million of post-apportioned net operating loss carryforwards as of December 31, 2019 and 2018, respectively for various state tax purposes. The state net operating loss carryforwards will begin to expire in 2029, if not utilized.

Utilization of the net operating losses may be subject to an annual limitation provided for in the Internal Revenue Code of 1986, as amended, under Section 382 and similar state codes. The Company has prepared an analysis to determine whether its net operating losses may be limited under such provisions. It has been determined that any annual limitation would not result in the expiration of net operating loss carryforwards before utilization.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Historically, the Company has not made a provision for U.S. income tax with respect to accumulated earnings of foreign subsidiaries where the foreign investment of such earnings is essentially permanent in duration. Generally, such amounts would become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The Company has not provided U.S. taxes on unremitted earnings of its foreign subsidiaries as it asserts permanent reinvestment on any accumulated earnings and profits.

Consistent with the provisions of ASC 740, Income Taxes, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The following table shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2019, 2018 and 2017 (in thousands):

	December 31,
	2019	2018	2017
Beginning balance	$920	$563	$—
Increases based on tax positions during the current period	—	357	563
Ending balance	$920	$920	$563

The total amount of unrecognized tax benefits that, if recognized would impact the effective tax rate would be $0.5 million and $0.8 million for the years ended December 31, 2019 and 2018, respectively.

The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense. The total amount of interest and penalties associated with unrecognized income tax benefits is $0.4 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively.

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipated any significant changes to unrecognized tax benefits over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in various international jurisdictions. Tax years 2014 and forward generally remain open for examination for federal and state tax purposes. The Company is currently under audit in the U.S., a major tax jurisdiction, for the 2017 tax year. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2019 and 2018 will remain subject to examination until the respective tax year is closed.

13. Net (Loss) Income Per Share

Basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities.

The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Year Ended December 31,
	2019		2018	2017
Basic net loss per share:	Class A	Class B
Numerator:
Net loss	$(1,149)	$(15,561)	$(10,762)	$(2,570)
Denominator:
Weighted average shares used in calculating net loss per share, basic	9,611	130,262	70,951	61,321
Basic net loss per share	$(0.12)	$(0.12)	$(0.15)	$(0.04)
Diluted net loss per share:
Numerator:
Allocation of distributed loss for basic computation	$(1,149)	$(15,561)	$(10,762)	$(2,570)
Reallocation of undistributed loss as a result of conversion of Class B to Class A shares	(15,561)	—	—	—
Allocation of undistributed loss	$(16,710)	$(15,561)	$(10,762)	$(2,570)
Denominator:
Number of shares used in basic calculation	9,611	130,262	70,951	61,321
Weighted average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	130,262	—	—	—
Number of shares used in diluted calculation	139,873	130,262	70,951	61,321
Diluted net loss per share	$(0.12)	$(0.12)	$(0.15)	$(0.04)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Convertible Preferred Stock	—	179,815	179,815
Shares subject to outstanding stock options and restricted stock units	37,032	38,865	44,877
Unvested early exercised stock options	1,240	2,096	263
Shares subject to the 2019 ESPP Plan	353	—	—
Total	38,625	220,776	224,955

14. Subsequent Events

In January 2020, the Company entered into an agreement with Microsoft Azure to purchase an aggregate of at least $21.0 million of cloud services over the course of three years through January 2023.

******

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item (other than as set forth below) will be included in the 2020 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019, or the 2020 Proxy Statement, and is incorporated herein by reference.

We have adopted a Code of Conduct that applies to all our employees, officers and directors. The Code of Conduct is available on our website at www.investors.datadoghq.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, as required by applicable law or the listing standards of Nasdaq. Our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

(1) All financial statements

(2) Financial Statement Schedules

All financial schedules have been omitted because the required information is either presented in the consolidated financial statements filed as part of this Annual Report on Form 10-K or the notes thereto or is not applicable or required.

(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Datadog, Inc.	8-K	001-39051	3.1	September 23, 2019

3.2	Amended and Restated Bylaws of Datadog, Inc.	S-1	333-233428	3.4	August 23, 2019

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-233428	4.1	September 9, 2019

4.2	Description of Securities.					X

10.1	Fourth Amended and Restated Investor Rights Agreement, dated December 28, 2015.	S-1	333-233428	10.1	August 23, 2019

10.2#	Datadog, Inc. 2012 Equity Incentive Plan, and terms of agreements thereunder.	S-1	333-233428	10.2	August 23, 2019

10.3#	Datadog, Inc. 2019 Equity Incentive Plan and terms of agreements thereunder.	S-1/A	333-233428	10.3	September 9, 2019

10.4#	Datadog, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233428	10.4	September 9, 2019

10.5#	Form of Indemnity Agreement entered into by and between Datadog, Inc. and each director and executive officer.	S-1/A	333-233428	10.5	September 9, 2019

10.6#	Offer Letter, by and between Datadog, Inc. and Olivier Pomel, dated May 20, 2011.	S-1/A	333-233428	10.6	September 9, 2019

10.7#	Offer Letter, by and between Datadog, Inc. and David Obstler, dated August 28, 2018.	S-1/A	333-233428	10.7	September 9, 2019

10.8#	Offer Letter, by and between Datadog, Inc. and Laszlo Kopits, dated February 27, 2017.	S-1/A	333-233428	10.8	September 9, 2019

10.9	Agreement of Sub-Sub-Sublease, by and between Datadog, Inc. and Ideeli Inc., dated April 14, 2016.	S-1	333-233428	10.9	August 23, 2019

10.10	Agreement of Sub-Sublease, by and between Datadog, Inc. and BT Americas Inc., dated September 18, 2017.	S-1	333-233428	10.10	August 23, 2019

10.11	Sublease, by and between Datadog, Inc. and Covington & Burling LLP, dated July 19, 2018.	S-1	333-233428	10.11	August 23, 2019

10.12#	Non-Employee Director Compensation Policy.	S-1/A	333-233428	10.12	September 9, 2019

10.13#	Form of Change of Control and Severance Agreement.	S-1/A	333-233428	10.13	September 9, 2019

21.1	List of Subsidiaries of Datadog, Inc.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

#	Indicates management contract or compensatory plan.
*

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATADOG, INC.

Date: February 25, 2020	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Olivier Pomel and Alexis Lê-Quôc, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Olivier Pomel Olivier Pomel	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2020
/s/ David Obstler	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2020
David Obstler /s/ Alexis Le-Quôc Alexis Le-Quôc
	President, Chief Technology Officer and Director	February 25, 2020
/s/ Michael Callahan Michael Callahan	Director	February 25, 2020
/s/ Matthew Jacobson Matthew Jacobson	Director	February 25, 2020
/s/ Dev Ittycheria Dev Ittycheria	Director	February 25, 2020
/s/ Julie Richardson Julie Richardson	Director	February 25, 2020
/s/ Shardul Shah Shardul Shah	Director	February 25, 2020