Form 10-Q
period 2020-03-31
Datadog, Inc.
filed 2020-05-12
CIK 1561550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, there were 176,047,887 shares of the registrant’s Class A common stock and 123,330,727 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2020 and 2019 (unaudited)	5
	Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2020 and 2019 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION	31
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	55
Signatures		56

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectations regarding our revenue, expenses and other operating results;

•	our ability to acquire new customers and successfully retain existing customers;

•	our ability to increase usage of our platform and upsell and cross sell additional products;

•	our ability to achieve or sustain our profitability;

•	future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;

•	the costs and success of our sales and marketing efforts, and our ability to promote our brand;

•	our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;

•	our ability to effectively manage our growth, including any international expansion;

•	our ability to protect our intellectual property rights and any costs associated therewith;

•	our ability to compete effectively with existing competitors and new market entrants;

•	the growth rates of the markets in which we compete; and

•	the potential impact of the worldwide COVID-19 pandemic on our business, results of operations and financial condition.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

DATADOG, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$194,350	$597,297
Marketable securities	600,384	176,674
Accounts receivable, net of allowance for credit losses of $1,649 and $817 as of March 31, 2020 and December 31, 2019, respectively	108,437	102,394
Deferred contract costs, current	9,314	8,346
Prepaid expenses and other current assets	20,580	19,231
Total current assets	933,065	903,942
Property and equipment, net	34,084	32,749
Operating lease assets	51,286	53,002
Goodwill	8,891	9,058
Intangible assets, net	1,176	1,435
Deferred contract costs, non-current	18,875	17,409
Restricted cash	3,382	3,456
Other assets	15,897	16,990
TOTAL ASSETS	$1,066,656	$1,038,041
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,205	$15,429
Accrued expenses and other current liabilities	41,755	38,746
Operating lease liabilities, current	13,436	11,916
Deferred revenue, current	141,242	134,148
Total current liabilities	210,638	200,239
Operating lease liabilities, non-current	46,042	48,510
Deferred revenue, non-current	3,940	4,340
Other liabilities	3,141	2,611
Total liabilities	263,761	255,700
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 153,495,803 and 64,308,498 shares issued and outstanding as of March 31, 2020, and December 31, 2019, respectively	2	1
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 145,238,917 and 232,078,452 shares issued and outstanding as of March 31, 2020, and December 31, 2019, respectively	1	2
Additional paid-in capital	921,091	905,821
Accumulated other comprehensive (loss) income	(1,062)	133
Accumulated deficit	(117,137)	(123,616)
Total stockholders’ equity	802,895	782,341
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,066,656	$1,038,041

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$131,248	$70,050
Cost of revenue	26,479	18,950
Gross profit	104,769	51,100
Operating expenses:
Research and development	40,824	22,815
Sales and marketing	45,215	30,107
General and administrative	14,952	7,840
Total operating expenses	100,991	60,762
Operating income (loss)	3,778	(9,662)
Other income, net	2,896	230
Income (loss) before provision for income taxes	6,674	(9,432)
Provision for income taxes	(195)	(59)
Net income (loss)	$6,479	$(9,491)
Net income (loss) attributable to common stockholders	$6,479	$(9,491)
Basic net income (loss) per share	$0.02	$(0.12)
Diluted net income (loss) per share	$0.02	$(0.12)
Weighted average shares used in calculating basic net income (loss) per share:	295,455	77,061
Weighted average shares used in calculating diluted net income (loss) per share:	327,801	77,061

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$6,479	$(9,491)
Other comprehensive loss:
Foreign currency translation adjustments	(287)	(50)
Unrealized loss on available-for-sale marketable securities	(908)	—
Other comprehensive loss:	(1,195)	(50)
Comprehensive income (loss)	$5,284	$(9,541)

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Class A and Class B		Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE—December 31, 2019	296,386,950	$3	$905,821	$133	$(123,616)	$782,341
Issuance of common stock upon exercise of stock options	2,347,770	—	2,813	—	—	2,813
Vesting of early exercised stock options	—	—	294	—	—	294
Stock-based compensation	—	—	12,163	—	—	12,163
Change in accumulated other comprehensive income (loss)	—	—	—	(1,195)	—	(1,195)
Net income	—	—	—	—	6,479	6,479
BALANCE—March 31, 2020	298,734,720	$3	$921,091	$(1,062)	$(117,137)	$802,895

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
BALANCE—December 31, 2018	179,814,912	$140,805	78,180,606	$—	$30,834	$31	$(106,906)	$(76,041)
Issuance of common stock upon exercise of stock options	—	—	2,773,200	—	1,308	—	—	1,308
Vesting of early exercised stock options	—	—	—	—	214	—	—	214
Stock-based compensation	—	—	—	—	2,497	—	—	2,497
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	—	—	(9,491)	(9,491)
BALANCE—March 31, 2019	179,814,912	$140,805	80,953,806	$—	$34,853	$(20)	$(116,397)	$(81,564)

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,479	$(9,491)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,688	2,111
Amortization of discounts or premiums on marketable securities	244	—
Amortization of deferred contract costs	2,185	1,028
Stock-based compensation, net of amounts capitalized	12,060	2,445
Non-cash lease expense	3,226	117
Provision for accounts receivable allowance	1,073	74
Loss on disposal of property and equipment	2	4
Changes in operating assets and liabilities:
Accounts receivable, net	(7,116)	(7,585)
Deferred contract costs	(4,619)	(3,390)
Prepaid expenses and other current assets	(1,404)	(8,492)
Other assets	919	(8,219)
Accounts payable	(1,391)	14,524
Accrued expenses and other liabilities	2,025	1,408
Deferred revenue	6,884	18,884
Net cash provided by operating activities	24,255	3,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(427,482)	—
Maturities of marketable securities	2,620	—
Purchases of property and equipment	(1,526)	(2,197)
Capitalized software development costs	(3,417)	(2,096)
Net cash used in investing activities	(429,805)	(4,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,813	1,776
Initial public offering costs	(153)	—
Net cash provided by financing activities	2,660	1,776

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(141)	(87)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(403,031)	814
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	601,189	64,980
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$198,158	$65,794

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$34	$3

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$610	$577
Stock-based compensation included in capitalized software development costs	$103	$52
Vesting of early exercised options	$294	$214
Costs related to initial public offering included in accounts payable and accrued liabilities	$268	$—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$194,350	$54,554
Restricted cash – Including amounts in prepaid expense and other current assets and other assets	3,808	11,240
Total cash, cash equivalents and restricted cash	$198,158	$65,794

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Description of Business

Datadog, Inc. (“Datadog” or the “Company”) was incorporated in the State of Delaware on June 4, 2010. The Company is the monitoring and analytics platform for developers, IT operations teams and business users in the cloud age. The Company’s SaaS platform integrates and automates infrastructure monitoring, application performance monitoring, log management, user experience and network performance monitoring to provide unified, real-time observability of its customers’ entire technology stack. The Company is headquartered in New York City and has various other global office locations.

2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements include the accounts of Datadog, Inc. and its wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or for any other interim period or for any other future year. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 25, 2020 (the “Annual Report”).

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP.

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

All information related to the Company’s common stock, convertible preferred stock and stock awards has been retroactively adjusted to give effect to the 3-for-1 stock split on September 6, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include the fair value of marketable securities, the allowance for credit losses, the fair value of acquired assets and assumed liabilities from business combinations, useful lives of property, equipment, software, and finite lived intangibles, stock-based compensation including the determination of the fair value of the Company’s stock prior to its initial public offering (“IPO”), fair value of common stock and redeemable convertible preferred stock prior to the IPO, valuation of long-lived assets and their recoverability, including goodwill, estimated expected period of benefit for deferred contract costs, the incremental borrowing rate for operating leases, realization of deferred tax assets and uncertain tax positions, revenue recognition and the allocation of overhead costs between cost of revenue and operating expenses. The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from these estimates.

Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. Additionally, ASU No. 2016-13 amends the current available-for-sale security impairment model for debt securities held for investment. The new model will require an estimate of expected credit losses when the fair value is below the amortized cost of the asset. The credit-related impairment (and subsequent recoveries) are recognized as an allowance on the balance sheet with a corresponding adjustment to the income statement. Non-credit related losses will continue to be recognized through OCI. This guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted this ASU on January 1, 2020 and determined that the ASU had no material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company adopted the ASU on January 1, 2020 and applied it prospectively to implementation costs incurred after the date of adoption. The Company’s adoption of this ASU had no material impact on the Company's condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which aims to reduce complexity in accounting standards by improving certain areas of GAAP without compromising information provided to users of financial statements. This guidance will be effective for the Company beginning January 1, 2021. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

3. Marketable Securities

The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents, on the condensed consolidated balance sheets (in thousands):

	March 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$321,534	$60	$(2,096)	$319,498
Certificates of deposit	39,865	54	—	39,919
U.S. government agencies	14,914	58	—	14,972
U.S. government treasury securities	106,033	1,023	—	107,056
Commercial paper	118,908	31	—	118,939
Marketable securities	$601,254	$1,226	$(2,096)	$600,384

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$80,376	$46	$(5)	$80,417
U.S. government treasury securities	72,467	10	(4)	72,473
Commercial paper	23,784	—	—	23,784
Marketable securities	$176,627	$56	$(9)	$176,674

As of March 31, 2020, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$478,459
Due in one year through five years	121,925
Total	$600,384

The Company does not believe that any unrealized losses are attributable to credit-related factors based on its evaluation of available evidence. To determine whether a decline in value is related to credit loss, the Company evaluates, among other factors: the extent to which the fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency and any adverse conditions specifically related to an issuer of a security or its industry. No tax benefits on unrealized losses have been reflected in the condensed consolidated statement of comprehensive income (loss) due to the Company’s full valuation allowance as of March 31, 2020 and December 31, 2019.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$138,733	$—	$—	$138,733
Commercial paper	—	27,478	—	27,478
U.S. government treasury securities	—	12,000	—	12,000
Certificates of deposit	—	3,202	—	3,202
Marketable Securities:
Corporate debt securities	—	319,499	—	319,499
U.S. government agencies	—	14,972	—	14,972
Certificates of deposit	—	39,919	—	39,919
U.S. government treasury securities	—	107,054	—	107,054
Commercial paper	—	118,940	—	118,940
Total financial assets	$138,733	$643,064	$—	$781,797

	Fair Value Measurement as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$588,762	$—	$—	$588,762
Marketable Securities:
Corporate debt securities	—	80,417	—	80,417
U.S. government treasury securities	—	72,473	—	72,473
Commercial paper	—	23,784	—	23,784
Total financial assets	$588,762	$176,674	$—	$765,436

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper, corporate debt securities, U.S. government agencies, certificates of deposit, and U.S. government treasury securities within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Computers and equipment	$8,667	$7,536
Furniture and fixtures	4,939	4,804
Leasehold improvements	16,487	16,517
Capitalized software development costs	28,150	24,630
Total property and equipment	$58,243	$53,487
Less: accumulated depreciation and amortization	(24,159)	(20,738)
Total property and equipment, net	$34,084	$32,749

The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.

Depreciation and amortization expense was approximately $3.5 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively.

6. Intangible Assets and Goodwill

Intangibles, net consisted of the following (in thousands):

	As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$3,046	$(1,870)	$1,176	2-3 years

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$3,046	$(1,611)	$1,435	2-3 years

Intangible amortization expense was approximately $0.2 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. Amortization of developed technology is included in cost of revenue on the Company’s condensed consolidated statement of operations.

As of March 31, 2020, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2020	$421
2021	497
2022	258
Total	$1,176

The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2019	$9,058
Foreign currency translation adjustments	(167)
Balance as of March 31, 2020	$8,891

7. Commitments and Contingencies

Non-cancelable Material Commitments—In January 2020, the Company entered into a cloud hosting agreement for a total purchase commitment of $21.0 million, payable over the three years following the date of the applicable agreement.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the year ended December 31, 2019 and the three months ended March 31, 2020.

Legal Matters—The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position or results of operations.

Indemnification—The Company enters into indemnification provisions under some agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material.

8. Leases

The Company has entered into various noncancelable operating leases for its facilities expiring between fiscal 2020 and 2025. Certain lease agreements contain an option for the Company to renew a lease for a term of up to five years or an option to terminate a lease early within three years. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

Three Months Ended March 31, 2020
Operating lease cost(1)	$3,960
Variable lease cost(2)	—
Short-term lease cost	899

Three Months Ended March 31, 2019
Operating lease cost(1)	$2,969
Variable lease cost(2)	3
Short-term lease cost	636

1)	Includes non-cash lease expense of $3.2 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively.
2)	Primarily related to Consumer Price Index adjustments, common area maintenance and property tax.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

Three Months Ended March 31, 2020
Cash paid for amounts included in measurement of lease liabilities	$3,134
Operating lease assets obtained in exchange for new lease liabilities	1,862

Three Months Ended March 31, 2019
Cash paid for amounts included in measurement of lease liabilities	$2,996
Operating lease assets obtained in exchange for new lease liabilities	—

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2020	$11,695
2021	17,194
2022	16,994
2023	14,820
2024	2,572
2025 and beyond	2,172
Total lease payments	$65,447
Less: imputed interest	(5,969)
Present value of lease liabilities	$59,478

Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

March 31, 2020
Weighted average remaining lease term (years)	3.82
Weighted average discount rate	4.98%

9. Revenue

Geographical Information

Revenue by location is determined by the billing address for the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2020	2019
North America	$99,382	$53,238
International	31,866	16,812
Total	$131,248	$70,050

Deferred Revenue and Remaining Performance Obligations

Certain of the Company’s customers pay in advance of satisfaction of performance obligations and other customers with monthly contract terms are billed in arrears on a monthly basis. The Company records contract liabilities to deferred revenue when customers are billed or when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts.

Revenue recognized during the three months ended March 31, 2020 and 2019, that was included in the deferred revenue balances at the beginning of each such period was $68.1 million and $31.3 million, respectively.

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of March 31, 2020 and December 31, 2019, the aggregate transaction price allocated to remaining performance obligations was $256.1 million and $243.8 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.

Accounts Receivable

Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. During the three months ended March 31, 2020, the Company charged $0.2 million, of accounts receivable deemed uncollectible against the allowance for credit losses. The Company did not charge any accounts receivable deemed uncollectible against the allowance for credit losses during the three months ended March 31, 2019.

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of March 31, 2020, and December 31, 2019, unbilled accounts receivable of approximately $16.4 million and $14.4 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.

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

Deferred contract costs on the Company’s condensed consolidated balance sheets were $28.2 million and $25.8 million as of March 31, 2020 and December 31, 2019, respectively. Amortization expense was $2.2 million and $1.0 million for the three months ended March 31, 2020 and 2019.

The following table represents a rollforward of the Company’s deferred contract costs (in thousands):

Amount
Balance as of December 31, 2019	$25,755
Additions to deferred contract costs	4,619
Amortization of deferred contract costs	(2,185)
Balance as of March 31, 2020	$28,189

10. Stockholders’ Equity

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

During the three months ended March 31, 2020, 87,517,942 shares of Class B common stock were converted into Class A common stock.

As of March 31, 2020, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 153,495,803 shares of Class A common stock and 145,238,917 shares of Class B common stock were issued and outstanding.

Equity Incentive Plans

The Company has two equity incentive plans, the 2012 equity incentive plan (the “2012 Plan”) and the 2019 equity incentive plan (the “2019 Plan”). In connection with the IPO, the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan.  Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based and other awards, each valued or based on the Company’s

Class A common stock, to employees, consultants, and advisors of the Company. As of March 31, 2020, there were 46,421,549 shares available for grant under the 2019 Plan.

Stock Options

The following table summarizes the Company’s stock option activity:

	Number Of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Balance—December 31, 2019	36,384,767	$2.96	7.6
Options granted	14,600	$41.19
Options exercised	(2,347,770)	$1.20
Options forfeited	(180,499)	$4.58
Balance—March 31, 2020	33,871,098	$3.09	7.4
Exercisable—March 31, 2020	21,804,073	$2.30	6.9

As of March 31, 2020, there were 35,300 shares of Class A common stock and 33,835,798 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2019, there were 20,700 shares of Class A common stock and 36,364,067 shares of Class B common stock issuable upon the exercise of options outstanding.

Total compensation cost related to unvested options not yet recognized was approximately $83.1 million and $90.5 million as of March 31, 2020 and December 31, 2019, respectively. The weighted average period over which this compensation cost related to unvested employee options will be recognized is 2.5 years and 2.7 years as of March 31, 2020 and December 31, 2019, respectively.

The weighted average grant-date fair value of options granted during the three months ended March 31, 2020 and March 31, 2019, was $16.55 and $3.34, respectively. The Company received approximately $2.8 million and $1.8 million in cash proceeds from options exercised during the three months ended March 31, 2020 and March 31, 2019, respectively. The intrinsic value of options exercised during the three months ended March 31, 2020 and March 31, 2019 was approximately $86.5 million and $16.8 million, respectively. The aggregate fair value of options vested during the three months ended March 31, 2020 and 2019 was $3.8 million and $1.8 million, respectively.

Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. The Company has recorded liabilities related to early exercises of 1,039,500 shares of common stock and 1,239,750 shares of common stock as of March 31, 2020 and December 31, 2019, respectively.

Restricted Stock Units

The following table summarizes the activity for the Company's unvested RSUs:

	Shares	Weighted-Average Fair Value
Balance—December 31, 2019	647,094	$36.08
Granted	696,740	$43.12
Vested	—	$—
Forfeited/canceled	(27,610)	$38.32
Balance—March 31, 2020	1,316,224	$39.76

In November 2019, the Company granted 244,445 restricted shares of Class A common stock, which are subject to service-based vesting conditions over approximately four years.  Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $56.4 million and $30.4 million as of March 31, 2020 and December 31, 2019, respectively. The weighted average period over which this compensation cost related to unvested RSUs and restricted shares will be recognized is 3.8 years and 3.9 years as of March 31, 2020 and December 31, 2019, respectively.

Employee Stock Purchase Plan

In September 2019, the Board adopted and approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on the date of the final prospectus for the Company’s IPO (the “Final Prospectus”). The ESPP initially reserved and authorized the issuance of up to a total of 6,725,000 shares of Class A common stock to participating employees, subject to periodic automatic increases in the amount of shares reserved under the ESPP. As of March 31, 2020, 9,688,869 shares of Class A common stock remain available for grant under the ESPP. The initial offering period began on the date of the Final Prospectus and will end on May 15, 2020. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the $27.00 initial public offering price of the Company’s Class A common stock or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP.

The Company recognized $1.0 million of stock-based compensation expense related to the ESPP during the three months ended March 31, 2020, beginning upon the IPO in September 2019. As of March 31, 2020, $6.4 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. There were no purchases for the three months ended March 31, 2020 related to the ESPP.

Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company recognizes and measures compensation expense for all stock-based payment awards granted to employees, directors, and nonemployees based on the fair value of the awards on the date of grant. The determination of the grant date fair value using an option-pricing model is affected by the estimated fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The fair value of RSUs is determined by the closing price on the date of grant of the Company’s Class A common stock, as reported on The Nasdaq Global Select Market. The Company estimates the fair value of the rights to acquire stock under the ESPP using the Black-Scholes option pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period and account for forfeitures as they occur.

Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$231	$99
Research and development	5,847	786
Sales and marketing	3,074	729
General and administrative	2,908	831
Stock-based compensation, net of amounts capitalized	12,060	2,445
Capitalized stock-based compensation expense	103	52
Total stock-based compensation expense	$12,163	$2,497

11. Income Taxes

The Company has an effective tax rate of 2.9% and (0.6)% for the three months ended March 31, 2020 and 2019. The Company has incurred U.S. operating losses and has minimal profits in its foreign jurisdictions.

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

The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in an immaterial tax reserve for each of the three months ended March 31, 2020 and 2019. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted and signed into law. The CARES Act makes changes to the U.S. tax code, including, but not limited to: (1) modifications to the business interest deduction limitation for tax years 2019 and 2020; (2) a technical correction of the recovery period of qualified improvement property from 39 to 15 years; and (3) a repeal of the 80% taxable income limitation on the deduction of net operating losses ("NOLs") for tax years beginning before January 1, 2021 as well as a five-year carryback period allowed for NOLs generated in tax years beginning after December 31, 2017 and before January 1, 2021.

Under ASC 740, the effects of new legislation would need to be recognized in the period of enactment. Therefore, the effects of the CARES Act would need to be accounted for in the quarter that includes March 27, 2020. The Company evaluated the provisions of the CARES Act and determined that there was no material impact as of the quarter ended March 31, 2020. The Company will continue to assess the potential income tax impact and monitor any updates to the legislation.

12. Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities. Immediately prior to the consummation of the Company’s IPO in September 2019, all outstanding shares of convertible preferred stock and common stock were converted to Class B common stock. As a result, Class A and Class B common stock are the only outstanding equity in the Company as of March 31, 2020.

Basic and diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the conversion of Class B common stock is assumed in the computation of the diluted net income (loss) per share of Class A common stock, the undistributed earnings are equal to net income (loss) for that computation.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2020		2019
Basic net income (loss) per share:	Class A	Class B
Numerator:
Net income (loss)	$1,852	$4,627	$(9,491)
Denominator:
Weighted average shares used in calculating net income (loss) per share, basic	84,434	211,021	77,061
Basic net income (loss) per share	$0.02	$0.02	$(0.12)
Diluted net income (loss) per share:
Numerator:
Allocation of distributed income (loss) for basic computation	$1,852	$4,627	$(9,491)
Reallocation of undistributed income as a result of conversion of Class B to Class A shares	4,627	—	—
Allocation of undistributed income (loss)	$6,479	$4,627	$(9,491)
Denominator:
Number of shares used in basic calculation	84,434	211,021	77,061
Weighted average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	211,021	—	—
Employee stock options	30,708	—	—
Employee stock purchase plan	129	—	—
Unvested early exercises	1,139	—	—
Restricted Stock Units	126	—	—
Unvested restricted stock in connection with acquisition	244	—	—
Number of shares used in diluted calculation	327,801	211,021	77,061
Diluted net income (loss) per share	$0.02	$0.02	$(0.12)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of March 31,
	2020	2019
Convertible Preferred Stock	—	179,814
Shares subject to outstanding stock options and restricted stock units	4,352	36,672
Unvested early exercised stock options	—	2,178
Shares subject to the employee stock purchase plan	217	—
Total	4,569	218,664

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10- Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or the Annual Report. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives of management for future operations and the potential impact that the worldwide COVID-19 pandemic may have on our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

As of March 31, 2020, we had $198.2 million in cash, cash equivalents and restricted cash, and $600.4 million in marketable securities. We generated revenue of $131.2 million and $70.1 million in the three months ended March 31, 2020 and 2019, respectively, representing year-over-year growth of 87%. Substantially all of our revenue is subscription software sales. Our net income (loss) was $6.5 million and $(9.5) million for the three months ended March 31, 2020 and 2019, respectively. We generated operating cash flow of $24.3 million and $3.4 million in the three months ended March 31, 2020 and 2019, respectively. Our free cash flow was $19.3 million and $(0.9) million in the three months ended March 31, 2020 and 2019, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” for additional information.

Since December 2019, a novel strain of coronavirus, which we refer to, together with other related strains of coronavirus, as “COVID-19”, has spread to multiple countries, including the United States and other countries in which we and our customers, partners, suppliers, vendors and other parties with whom we do business operate. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on industry events, and its effect on our customers, partners, suppliers and vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted at this time. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and employee work locations, and cancelling or holding virtually Datadog marketing events. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our business operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, vendors and stockholders. At this point, the extent to which the COVID-19 pandemic may impact our results of operations and financial condition is uncertain. Furthermore, due to our subscription model, the effect of the COVID-19 pandemic, if any, may not be fully reflected in our results of operations until future periods.

Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of March 31, 2020, we had approximately 11,500 customers spanning organizations of a broad range of sizes and industries. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors, and the effectiveness of our marketing efforts.

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

Expanding Within Our Existing Customer Base

Our base of customers represents a significant opportunity for further sales expansion. As of March 31, 2020, we had 960 customers with annual run-rate revenue, or ARR, of $100,000 or more, up from 508 as of March 31, 2019. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under generally accepted accounting principles in the United States, or GAAP, on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue. We believe that our land-and-expand business model allows us to efficiently increase revenue from our existing customer base. Our customers often expand the deployment of our platform across large teams and more broadly within the enterprise as they migrate more workloads to the cloud, find new use cases for our platform, and generally realize the benefits of our platform. We intend to continue to invest in enhancing awareness of our brand and developing more products, features and functionality, which we believe are important factors to achieve widespread adoption of our platform. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our solution, competition, pricing and overall changes in our customers’ spending levels.

Sustaining Innovation and Technology Leadership

Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have proven initial success of our platform approach, through expansion beyond our initial infrastructure monitoring solution, to include APM in 2017, logs in 2018, user experience and network performance monitoring in 2019, and security monitoring in April 2020. As of March 31, 2020, approximately 60% of our customers were using more than one product, up from approximately 30% a year earlier. We believe these metrics indicate strong momentum in the uptake of our newer platform products.

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

Expanding Internationally

We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 24% for each of the three months ended March 31, 2020 and 2019. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in Europe, the Middle East, Africa and in the Asia Pacific region. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, including in Dublin, London, Amsterdam, Paris, Singapore, Sydney and Tokyo.

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

Usage is measured primarily by the number of hosts or by the volume of data indexed. A host is generally defined as a server, either in the cloud or on-premise. Our infrastructure monitoring, APM and network performance monitoring products are priced per host, our logs product is priced primarily per log events indexed and secondarily by events ingested. Customers also have the option to purchase additional products, such as additional container or serverless monitoring, custom metrics packages, anomaly detection, synthetic monitoring and app analytics.

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

We have incurred, and expect to continue to incur, additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations and professional services. We expect that our general and administrative expense will increase in absolute dollars as our business grows. However, we expect that our general and administrative expense will decrease as a percentage of our revenue as our revenue grows over the longer term.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenue	$131,248	$70,050
Cost of revenue (1)(2)	26,479	18,950
Gross profit	104,769	51,100
Operating expenses
Research and development (1)	40,824	22,815
Sales and marketing (1)	45,215	30,107
General and administrative (1)	14,952	7,840
Total operating expenses	100,991	60,762
Operating income (loss)	3,778	(9,662)
Other income, net	2,896	230
Income (loss) before provision for income taxes	6,674	(9,432)
Provision for income taxes	(195)	(59)
Net income (loss)	$6,479	$(9,491)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of revenue	$231	$99
Research and development	5,847	786
Sales and marketing	3,074	729
General and administrative	2,908	831
Total	$12,060	$2,445

(2)	Includes amortization of acquired intangibles expense as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of revenue	$247	$175

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(as a percentage of total revenue)
Revenue	100%	100%
Cost of revenue	20	27
Gross profit	80	73
Operating expenses
Research and development	31	33
Sales and marketing	35	43
General and administrative	11	11
Total operating expenses	77	87
Operating income (loss)	3	(14)
Other income, net	2	1
Income (loss) before provision for income taxes	5	(13)
Provision for income taxes	(1)	(1)
Net income (loss)	4%	(14%)

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenue

	Three Months Ended
	March 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Revenue	$131,248	$70,050	$61,198	87%

Revenue increased by $61.2 million, or 87% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in revenue was primarily due to growth from existing customers, with the remaining increase attributable to new customers.

Cost of Revenue and Gross Margin

	Three Months Ended
	March 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Cost of revenue	$26,479	$18,950	$7,529	40%
Gross margin	80%	73%	7%

Cost of revenue increased by $7.5 million, or 40%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily due to an increase of $5.5 million in third-party cloud infrastructure hosting and software costs, $1.1 million in personnel expenses as a result of increased headcount, and $0.9 million of depreciation and amortization, credit card processing fees and other fees, and allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.

Our gross margin increased by 7% in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily as a result of increased revenue and cost savings from our third-party cloud infrastructure providers.

Research and Development

	Three Months Ended
	March 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Research and development	$40,824	$22,815	$18,009	79%
Percentage of revenue	31%	33%

Research and development expense increased by $18.0 million, or 79%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily due to an increase of $15.7 million in personnel costs for our engineering, product and design teams as a result of increased headcount, and an increase of $3.0 million in allocated overhead costs necessary for supporting the growth of the business, partially offset by a decrease of $0.7 million in cloud infrastructure related investments.

Sales and Marketing

	Three Months Ended
	March 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Sales and marketing	$45,215	$30,107	$15,108	50%
Percentage of revenue	35%	43%

Sales and marketing expense increased by $15.1 million, or 50%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily due to an increase of $10.8 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased amortization of deferred contract costs related to increased variable compensation for sales personnel due to increased sales, an increase of $2.5 million in allocated overhead costs as a result of increased overall costs necessary to support the growth of the business and related infrastructure, an increase of $1.0 million in hosting for free trials, and an increase of $0.8 million in marketing and promotional activities.

General and Administrative

	Three Months Ended
	March 31,
	2020	2019	Change	% Change
	(dollars in thousands)
General and administrative	$14,952	$7,840	$7,112	91%
Percentage of revenue	11%	11%

General and administrative expense increased by $7.1 million, or 91%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily due to an increase of $3.9 million in personnel costs due to an increased headcount and an increase in stock-based compensation, an increase of $1.9 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure, and an increase of $1.3 million related to outside professional fees primarily related to financial services.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through sales of subscriptions and the net proceeds we have received from sales of equity securities. As of March 31, 2020, we had $194.4 million in cash and cash equivalents, and $600.4 million in marketable securities.

Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of commercial debt, certificates of deposit, U.S. government treasury and agency securities, and commercial paper.

We believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of our platform, and the current uncertainty in the global markets resulting from the worldwide COVID-19 pandemic on our customers’ businesses and operations. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

A substantial source of our cash from operations is from our deferred revenue, which is included in the liabilities section of our consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2020, we had deferred revenue of $145.2 million, of which $141.2 million was recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash provided by operating activities	$24,255	$3,418
Cash used in investing activities	(429,805)	(4,293)
Cash provided by financing activities	2,660	1,776

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

Cash provided by operating activities for the three months ended March 31, 2020 of $24.3 million was primarily related to our net income of $6.5 million, adjusted for non-cash charges of $22.5 million, and net cash outflows of $4.7 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment, amortization of capitalized software, and amortization of acquired intangibles. The main drivers of the changes in operating assets and liabilities were related to a $7.1 million increase in accounts receivable, net, due to increases in sales, a $4.6 million increase in deferred contract costs related to commissions paid on new bookings, a $1.4 million increase in prepaid expenses and other current assets, primarily driven by prepaid hosting services, and a $1.4 million decrease in accounts payable. These amounts were partially offset by a $6.9 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, a $2.0 million increase in accrued expenses and other liabilities, and a $0.9 million decrease in other current assets.

Cash provided by operating activities for the three months ended March 31, 2019 of $3.4 million primarily related to our net loss of $9.5 million, adjusted for non-cash charges of $5.8 million, and net cash inflows of $7.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment, amortization of capitalized software, and amortization of acquired intangibles. The main drivers of the changes in operating assets and liabilities related to a $18.9 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, a $14.5 million increase in accounts payable, and a $1.4 million increase in accrued expenses and other liabilities due to an increase in headcount. These amounts were partially offset by a $7.6 million increase in accounts receivable, net, due to increases in sales, a $8.5 million increase in prepaid expenses and other current assets, primarily driven by prepaid hosting services, a $3.4 million increase in deferred contract costs related to commissions paid on new bookings, and $8.2 million increase in other assets.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2020 was $429.8 million, and was primarily the result of investment in marketable securities, increases in capital expenditures to purchase property and equipment to support additional office space and site operations and increases in capitalization of software development costs. Cash used in investing activities for the three months ended March 31, 2019 was $4.3 million, and was the result of increases in capital expenditures to purchase property and equipment to support additional office space and site operations and increases in capitalization of software development costs.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020 was $2.7 million and was primarily the result of proceeds from the exercise of stock options in the amount of $2.8 million. Cash provided by financing activities for the three months ended March 31, 2019 was $1.8 million and was the result of proceeds from the exercise of stock options.

Non-GAAP Free Cash Flow

We report our financial results in accordance with GAAP. To supplement our condensed consolidated financial statements, we provide investors with the amount of free cash flow, which is a non-GAAP financial measure. Free cash flow represents net cash used in operating activities, reduced by capital expenditures and capitalized software development costs, if any. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The reduction of capital expenditures and amounts capitalized for software development facilitates comparisons of our liquidity on a period-to-period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and board of directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP-based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results.

The following table presents our cash flows for the periods presented and a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$24,255	$3,418
Less: Purchases of property and equipment	(1,526)	(2,197)
Less: Capitalized software development costs	(3,417)	(2,096)
Free cash flow	$19,312	$(875)

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our operating leases, which are primarily for office space, and purchase commitments to our cloud hosting providers and other vendors. In January 2020, we entered into an agreement with Microsoft Azure, pursuant to which we are required to purchase an aggregate of at least $21.0 million of cloud services through January 2023. There were no other material changes outside the ordinary course of business in our contractual obligations and commitments, as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2020 we did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.

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

Interest Rate Risk

As of March 31, 2020, we had $181.4 million in cash equivalents, and $600.4 million in marketable securities, which consisted of commercial debt, certificates of deposit, U.S. government treasury and agency securities, and commercial paper. In addition, we had $3.8 million of restricted cash due to the outstanding letters of credit established in connection with lease agreements for our facilities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of March 31, 2020, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Our Business and Industry

The recent COVID-19 pandemic and any related economic downturn could negatively impact our business, financial condition and results of operations.

The recent COVID-19 pandemic may prevent us or our employees, customers, partners, suppliers or vendors or other parties with whom we do business from conducting certain marketing and other business activities for an indefinite period of time, which could adversely impact our business, financial position and results of operations. Further, in response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations or those of our customers, partners, suppliers or vendors or other parties with whom we do business.

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19 and in compliance with recent shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, we have taken measures intended to help minimize the risk of the virus to our employees and the communities in which we participate. These measures include temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually any Datadog events and discouraging employee attendance at any industry events or in-person work-related meetings. We have a distributed workforce and our employees are accustomed to working remotely and working with others who are working remotely. However, the temporary suspension of travel and in-person meetings could negatively impact our marketing efforts, the length or variability of our sales cycles, our international expansion efforts or the length of our average recruiting cycle for employees across the organization. Further, operational or other challenges could arise as we and our customers, partners, suppliers and vendors and other parties with whom we do business adjust to a fully-remote workforce. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.

COVID-19 could also adversely affect workforces, economies and financial markets globally, potentially leading to an economic downturn and a reduction in customer spending on our solutions or an inability for our customers, partners, suppliers or vendors or other parties with whom we do business to meet their contractual obligations. While it is not possible at this time to predict the duration and extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular, the continued spread of COVID-19 and the measures taken by governments, businesses and other organizations in response to COVID-19 could adversely impact our business, financial condition and results of operations. In addition, we have provided and may continue to provide guidance about our business and future operating results, which is based on certain assumptions, estimates and expectations as of the date such guidance is given. Guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. If we were to revise or fail to meet our announced guidance or expectations of analysts as a result of these factors, the price of our Class A common stock could be negatively affected.

Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability expand within our existing customer base, acquire new customers, develop and expand our sales and marketing capabilities and expand internationally.

Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases (such as the recent COVID-19 pandemic), warfare and terrorist attacks on the United States, Europe, the Asia Pacific region, Japan or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. For example, these types of unfavorable conditions could disrupt the timing of and attendance at key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted, our marketing investments, sales pipeline and ability to generate new customers and sales of our products could be negatively and adversely affected. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.

Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $131.2 million, $70.1 million, $362.8 million and $198.1 million for the three months ended March 31, 2020 and 2019 and the years ended December 31, 2019 and 2018, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We generated net income (loss) of $6.5 million, $(9.5) million, $(16.7) million and $(10.8) million for the three months ended March 31, 2020 and 2019 and the years ended December 31, 2019 and 2018, respectively. As of March 31, 2020, we had an accumulated deficit of $117.1 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or consistently maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

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

Our future success depends in part on our ability to sell additional subscriptions and products to our existing customers, and our customers renewing their subscriptions when the contract term expires. The terms of our subscription agreements are primarily monthly or annual, with some quarterly, semi-annual and multi-year. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Whether our customers renew or expand their subscriptions with us may be impacted by a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, the effects of global economic conditions, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, or reductions in our customers’ spending on IT solutions or their spending levels generally. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. If our customers do not purchase additional subscriptions and products from us or our customers fail to renew their subscriptions, our revenue may decline and our business, financial condition and results of operations may be harmed.

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

Our platform and products involve the storage and transmission of data, including personally identifiable information, and security breaches or unauthorized access to our platform and products could result in the loss of our or our customers’ data, litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities. We have previously and may in the future become the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our ability to provide our services. For example, in July 2016 an unidentified third party gained unauthorized access to, and exfiltrated data from, certain of our infrastructure resources, including a database that stored our customers’ credentials for our platform and for third-party integrations. Some of the customer credentials accessed and exfiltrated included confidential and personal information. In addition, we have recently seen an increase in phishing and spam emails in connection with the COVID-19 pandemic. As a precautionary measure, we reset customer passwords and instructed customers to revoke credentials that had been shared with us. While we have taken steps to protect the confidential and personal information that we have access to, our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ data on our behalf could be breached or we could suffer a loss of our or our customers’ data. Our ability to monitor our third-party service providers’ data security is limited. Cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), and general hacking have become more prevalent in our industry, particularly against cloud services. In addition, we do not directly control content that our customers store in our products. If our customers use our products for the transmission or storage of personally identifiable information and our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. In addition, our remediation efforts may not be successful.

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
•

general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, including those related to the recent COVID-19 pandemic;

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

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. For example, the full impact of the COVID-19 pandemic is unknown at this time, but could result in adverse changes in our results of operations for an unknown period of time as the virus and its related social and economic impacts spread. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 24% for each of the three months ended March 31, 2020 and 2019. Beyond North America, we now have sales presence internationally, including in Dublin, Paris, London, Singapore, Tokyo, Seoul and Sydney. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of March 31, 2020, approximately 34% of our full-time employees were located outside of the United States, 47% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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
•

an outbreak of a contagious disease, including COVID-19, which may cause us or our third-party providers and/or customers to temporarily suspend our or their respective operations in the affected city or country;

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

Accounting principles under GAAP are subject to interpretation by the Financial Accounting Standards Board, the SEC and various other bodies formed to promulgate and interpret such principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.

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

The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition or results of operations;
•	variance in our financial performance from expectations of securities analysts;
•	changes in the pricing of subscriptions to our products;
•	changes in our projected operating and financial results;
•	changes in laws or regulations applicable to our platform and products;
•	announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•	significant data breaches, disruptions to or other incidents involving our software;
•	our involvement in litigation;
•	future sales of our Class A common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•	changes in senior management or key personnel;
•	the trading volume of our Class A common stock; and
•	changes in the anticipated future size and growth rate of our market.

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions including those related to the recent COVID-19 pandemic, may also negatively impact the market price of our Class A common stock. The full impact of the COVID-19 pandemic is unknown at this time, but could result in material adverse changes in our results of operations for an unknown period of time as the virus and its related political, social and economic impacts spread. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

The dual class structure of our common stock has the effect of concentrating voting control with our executive officers, directors and significant holders of our capital stock prior to the completion of our IPO, which will limit the ability of holders of our Class A common stock to influence the outcome of important transactions.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, as of March 31, 2020, holders of our Class B common stock collectively beneficially owned shares representing approximately 90% of the voting power of our outstanding capital stock and our executive officers, directors and holders of 5% or more of our Class B common stock collectively beneficially owned, in the aggregate, shares representing approximately 94% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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

We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. All such shares will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws, including the limitations of Rule 144 under the Securities Act applicable to our affiliates.

Further, as of March 31, 2020, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, or if we fail to meet our publicly announced financial guidance, the market price and trading volume of our Class A common stock could decline.

The market price and trading volume of our Class A common stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by those companies or the expectations of analysts. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

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

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations contribute to increased legal and financial compliance costs and make some activities more time-consuming and costly.

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which could restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees.

Item 2. Unregistered sales of equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

In September 2019, we closed our IPO of 27,600,000 shares of our Class A common stock at an offering price of $27.00 per share, including 3,600,000 shares pursuant to the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds to us after deducting underwriting discounts and commissions of $37.3 million and net offering expenses of $2.0 million were $705.9 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-233428), which was declared effective by the SEC on September 18, 2019.

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

DATADOG, INC.

Date: May 12, 2020	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2020	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)