Form 10-Q
period 2020-06-30
Datadog, Inc.
filed 2020-08-10
CIK 1561550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, there were 189,798,022 shares of the registrant’s Class A common stock and 113,537,435 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and June 30, 2019 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)	5
	Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2020 and June 30, 2019 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and June 30, 2019 (unaudited)	10
	Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION	39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 3.	Defaults Upon Senior Securities	64
Item 4.	Mine Safety Disclosures	64
Item 5.	Other Information	64
Item 6.	Exhibits	65
Signatures		66

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectations regarding our revenue, expenses and other operating results;

•	our ability to acquire new customers and successfully retain existing customers;

•	our ability to increase usage of our platform and upsell and cross sell additional products;

•	our ability to achieve or sustain our profitability;

•	future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;

•	the costs and success of our sales and marketing efforts, and our ability to promote our brand;

•	our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;

•	our ability to effectively manage our growth, including any international expansion;

•	our ability to protect our intellectual property rights and any costs associated therewith;

•	our ability to compete effectively with existing competitors and new market entrants;

•	the growth rates of the markets in which we compete; and

•	the potential impact of the ongoing COVID-19 pandemic on our business, results of operations and financial condition.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

DATADOG, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$206,202	$597,297
Marketable securities	1,259,597	176,674
Accounts receivable, net of allowance for credit losses of $2,274 and $817 as of June 30, 2020 and December 31, 2019, respectively	124,078	102,394
Deferred contract costs, current	10,927	8,346
Prepaid expenses and other current assets	25,268	19,231
Total current assets	1,626,072	903,942
Property and equipment, net	37,164	32,749
Operating lease assets	58,188	53,002
Goodwill	16,860	9,058
Intangible assets, net	2,586	1,435
Deferred contract costs, non-current	21,438	17,409
Restricted cash	3,451	3,456
Other assets	17,947	16,990
TOTAL ASSETS	$1,783,706	$1,038,041
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,010	$15,429
Accrued expenses and other current liabilities	46,016	38,746
Operating lease liabilities, current	14,524	11,916
Deferred revenue, current	162,858	134,148
Total current liabilities	241,408	200,239
Deferred tax liability	11,203	—
Operating lease liabilities, non-current	52,881	48,510
Convertible senior notes, net	559,621	—
Deferred revenue, non-current	2,417	4,340
Other liabilities	3,305	2,611
Total liabilities	870,835	255,700
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 187,108,585 and 64,308,498 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2	1
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 115,145,948 and 232,078,452 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	2
Additional paid-in capital	1,027,656	905,821
Accumulated other comprehensive income	2,065	133
Accumulated deficit	(116,853)	(123,616)
Total stockholders’ equity	912,871	782,341
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,783,706	$1,038,041

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$140,012	$83,222	$271,260	$153,272
Cost of revenue	28,878	20,978	55,357	39,928
Gross profit	111,134	62,244	215,903	113,344
Operating expenses:
Research and development	45,664	24,032	86,488	46,847
Sales and marketing	51,269	36,118	96,484	66,225
General and administrative	13,547	6,088	28,499	13,928
Total operating expenses	110,480	66,238	211,471	127,000
Operating income (loss)	654	(3,994)	4,432	(13,656)
Other income (expense):
Interest expense	(4,294)	—	(5,001)	—
Interest income and other income, net	4,466	326	8,069	556
Other income, net	172	326	3,068	556
Income (loss) before provision for income taxes	826	(3,668)	7,500	(13,100)
Provision for income taxes	(542)	(281)	(737)	(340)
Net income (loss)	$284	$(3,949)	$6,763	$(13,440)
Net income (loss) attributable to common stockholders	$284	$(3,949)	$6,763	$(13,440)
Basic net income (loss) per share	$0.00	$(0.05)	$0.02	$(0.17)
Diluted net income (loss) per share	$0.00	$(0.05)	$0.02	$(0.17)
Weighted average shares used in calculating basic net income (loss) per share:	299,267	82,044	297,361	79,566
Weighted average shares used in calculating diluted net income (loss) per share:	330,847	82,044	329,402	79,566

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$284	$(3,949)	$6,763	$(13,440)
Other comprehensive income (loss):
Foreign currency translation adjustments	149	11	(91)	(40)
Unrealized gain on available-for-sale marketable securities, net of tax	2,978	—	2,023	—
Other comprehensive income (loss):	3,127	11	1,932	(40)
Comprehensive income (loss)	$3,411	$(3,938)	$8,695	$(13,480)

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Class A and Class B		Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE—March 31, 2020	298,734,720	$3	$921,091	$(1,062)	$(117,137)	$802,895
Issuance of common stock upon exercise of stock options	3,075,059	—	4,422	—	—	4,422
Vesting of early exercised stock options	—	—	294	—	—	294
Vesting of restricted stock units	3,658	—	—	—	—	—
Issuance of restricted shares of common stock	120,992	—	5,169	—	—	5,169
Issuance of common stock under the employee stock purchase plan, net of shares withheld for taxes	320,104	—	6,703	—	—	6,703
Stock-based compensation	—	—	17,032	—	—	17,032
Equity component of 2025 Convertible Senior Notes, net	—	—	162,570	—	—	162,570
Purchases of capped calls related to 2025 Convertible Senior Notes	—	—	(89,625)	—	—	(89,625)
Change in accumulated other comprehensive income	—	—	—	3,127	—	3,127
Net income	—	—	—	—	284	284
BALANCE—June 30, 2020	302,254,533	$3	$1,027,656	$2,065	$(116,853)	$912,871

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
BALANCE—March 31, 2019	179,814,912	$140,805	80,953,806	$—	$34,853	$(20)	$(116,397)	$(81,564)
Issuance of common stock upon exercise of stock options	—	—	5,065,947	—	3,162	—	—	3,162
Vesting of early exercised stock options	—	—	—	—	99	—	—	99
Stock-based compensation	—	—	—	—	2,965	—	—	2,965
Conversion of non-voting common stock	(803,481)	(53)	803,481	—	53	—	—	53
Change in accumulated other comprehensive income	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	(3,949)	(3,949)
BALANCE—June 30, 2019	179,011,431	$140,752	86,823,234	$—	$41,132	$(9)	$(120,346)	$(79,223)

DATADOG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Class A and Class B		Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE—December 31, 2019	296,386,950	$3	$905,821	$133	$(123,616)	$782,341
Issuance of common stock upon exercise of stock options	5,422,829	—	7,235	—	—	7,235
Vesting of early exercised stock options	—	—	588	—	—	588
Vesting of restricted stock units	3,658	—	—	—	—	—
Issuance of restricted shares of common stock	120,992	—	5,169	—	—	5,169
Issuance of common stock under the employee stock purchase plan, net of shares withheld for taxes	320,104	—	6,703	—	—	6,703
Stock-based compensation	—	—	29,195	—	—	29,195
Equity component of 2025 Convertible Senior Notes, net	—	—	162,570	—	—	162,570
Purchases of capped calls related to 2025 Convertible Senior Notes	—	—	(89,625)	—	—	(89,625)
Change in accumulated other comprehensive income	—	—	—	1,932	—	1,932
Net income	—	—	—	—	6,763	6,763
BALANCE—June 30, 2020	302,254,533	$3	$1,027,656	$2,065	$(116,853)	$912,871

	Convertible				Non-Voting		Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
BALANCE—December 31, 2018	179,814,912	$140,805	78,180,606	$—	—	$—	$30,834	$31	$(106,906)	$(76,041)
Issuance of common stock upon exercise of stock options	—	—	7,839,147	—	—	—	4,470	—	—	4,470
Vesting of early exercised stock options	—	—	—	—	—	—	313	—	—	313
Stock-based compensation	—	—	—	—	—	—	5,462	—	—	5,462
Conversion of preferred stock to common stock	(803,481)	(53)	803,481	—	—	—	53	—	—	53
Change in accumulated other comprehensive (loss) income	—	—	—	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	—	—	—	(13,440)	(13,440)
BALANCE—June 30, 2019	179,011,431	$140,752	86,823,234	$—	—	$—	$41,132	$(9)	$(120,346)	$(79,223)

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,763	$(13,440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,395	4,769
Amortization of discounts or premiums on marketable securities	1,460	—
Amortization of debt discount and issuance costs	2,484	—
Amortization of deferred contract costs	4,627	2,252
Stock-based compensation, net of amounts capitalized	28,894	5,339
Non-cash lease expense	6,551	4,615
Provision for accounts receivable allowance	2,001	553
Loss on disposal of property and equipment	8	4
Changes in operating assets and liabilities:
Accounts receivable, net	(23,684)	(12,179)
Deferred contract costs	(11,237)	(6,112)
Prepaid expenses and other current assets	(6,481)	(12,206)
Other assets	(915)	(4,029)
Accounts payable	2,692	7,473
Accrued expenses and other liabilities	1,648	(8,601)
Deferred revenue	26,787	34,542
Net cash provided by operating activities	48,993	2,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,203,513)	—
Maturities of marketable securities	121,854	—
Purchases of property and equipment	(2,924)	(4,979)
Capitalized software development costs	(8,154)	(4,408)
Cash paid for acquisition of businesses; net of cash acquired	(2,363)	—
Net cash used in investing activities	(1,095,100)	(9,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,235	5,197
Initial public offering costs	(421)	(156)
Proceeds from issuance of common stock under the employee stock purchase plan	7,680	—
Employee payroll taxes paid related to net share settlement under the employee stock purchase plan	(859)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	730,681	—
Purchase of capped call related to convertible senior notes	(89,625)	—
Net cash provided by financing activities	654,691	5,041

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(113)	(23)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(391,529)	(1,389)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	601,189	64,980
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$209,660	$63,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$142	$52

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$814	$3,446
Stock-based compensation included in capitalized software development costs	$301	$123
Vesting of early exercised options	$588	$313
Convertible senior notes issuance costs included in accounts payable and accrued liabilities	$474	$—
Deferred tax liability related to convertible senior notes issuance	$(10,502)	$—
Deferred tax liability related to unrealized gain on marketable securities	$(701)	$—
Issuance of restricted shares of common stock for the acquisition of businesses	$5,169	$—
Acquisition holdback	$1,500	$—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$206,202	$52,286
Restricted cash – Including amounts in prepaid expense and other current assets and other assets	3,458	11,305
Total cash, cash equivalents and restricted cash	$209,660	$63,591

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Description of Business

Datadog, Inc. (“Datadog” or the “Company”) was incorporated in the State of Delaware on June 4, 2010. The Company is the monitoring and analytics platform for developers, IT operations teams and business users in the cloud age. The Company’s SaaS platform integrates and automates infrastructure monitoring, application performance monitoring, log management, and security monitoring to provide unified, real-time observability of its customers’ entire technology stack. The Company is headquartered in New York City and has various other global office locations.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include the fair value of marketable securities, the allowance for credit losses, the fair value of acquired assets and assumed liabilities from business combinations, useful lives of property, equipment, software, and finite lived intangibles, stock-based compensation including the determination of the fair value of the Company’s stock prior to its initial public offering (“IPO”), fair value of common stock and redeemable convertible preferred stock prior to the IPO, valuation of long-lived assets and their recoverability, including goodwill, estimated expected period of benefit for deferred contract costs, the incremental borrowing rate for operating leases, fair value of the liability component of the convertible debt, realization of deferred tax assets and uncertain tax positions, revenue recognition and the allocation of overhead costs between cost of revenue and operating expenses. The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from these estimates.

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under Accounting Standard Codification (“ASC”) 350-40, Internal-Use Software, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company adopted the ASU on January 1, 2020 and applied it prospectively to implementation costs incurred after the date of adoption. The Company’s adoption of this ASU had no material impact on the Company's condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which aims to reduce complexity in accounting standards by improving certain areas of GAAP without compromising information provided to users of financial statements. The Company will lose its emerging growth company status, effective as of December 31, 2020, and this guidance will be effective for the Company beginning January 1, 2021. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

3. Marketable Securities

The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$904,826	$2,221	$(272)	$906,775
Certificates of deposit	30,802	73	—	30,875
U.S. government agencies	8,566	8	—	8,574
U.S. government treasury securities	210,176	664	—	210,840
Commercial paper	102,458	78	(3)	102,533
Marketable securities	$1,256,828	$3,044	$(275)	$1,259,597

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$80,376	$46	$(5)	$80,417
U.S. government treasury securities	72,467	10	(4)	72,473
Commercial paper	23,784	—	—	23,784
Marketable securities	$176,627	$56	$(9)	$176,674

As of June 30, 2020, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$894,242
Due in one year through five years	365,355
Total	$1,259,597

The Company does not believe that any unrealized losses are attributable to credit-related factors based on its evaluation of available evidence. To determine whether a decline in value is related to credit loss, the Company evaluates, among other factors: the extent to which the fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency and any adverse conditions specifically related to an issuer of a security or its industry. Unrealized gain and losses on marketable securities are presented net of tax.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$152,796	$—	$—	$152,796
Commercial paper	—	32,344	—	32,344
Corporate debt securities	—	4,339	—	4,339
Marketable Securities:
Corporate debt securities	—	906,776	—	906,776
U.S. government agencies	—	8,574	—	8,574
Certificates of deposit	—	30,875	—	30,875
U.S. government treasury securities	—	210,839	—	210,839
Commercial paper	—	102,533	—	102,533
Total financial assets	$152,796	$1,296,280	$—	$1,449,076

	Fair Value Measurement as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$588,762	$—	$—	$588,762
Marketable Securities:
Corporate debt securities	—	80,417	—	80,417
U.S. government treasury securities	—	72,473	—	72,473
Commercial paper	—	23,784	—	23,784
Total financial assets	$588,762	$176,674	$—	$765,436

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

In addition to its cash equivalents and marketable securities, the Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the convertible senior notes to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 7, Convertible Senior Notes, to the condensed consolidated financial statements for further details.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Computers and equipment	$9,664	$7,536
Furniture and fixtures	4,986	4,804
Leasehold improvements	17,181	16,517
Capitalized software development costs	33,085	24,630
Total property and equipment	$64,916	$53,487
Less: accumulated depreciation and amortization	(27,752)	(20,738)
Total property and equipment, net	$37,164	$32,749

The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.

Depreciation and amortization expense was approximately $3.5 million and $7.0 million for the three and six months ended June 30, 2020, respectively. Depreciation and amortization expense was approximately $2.5 million and $4.4 million for the three and six months ended June 30, 2019, respectively.

6. Acquisition, Intangible Assets and Goodwill

2020 Acquisition

During the six months ended June 30, 2020, we completed an acquisition with the purchase price in cash and stock. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase price was allocated to intangible assets in the amount of $1.5 million and goodwill in the amount of $7.8 million based on the respective estimated fair values. The resulting goodwill is not deductible for income tax purposes.

Intangible Assets

Intangibles, net consisted of the following (in thousands):

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$4,592	$(2,006)	$2,586	2-3 years

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$3,046	$(1,611)	$1,435	2-3 years

Intangible amortization expense was approximately $0.2 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.4 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively. Amortization of developed technology is included in cost of revenue on the Company’s condensed consolidated statement of operations.

As of June 30, 2020, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2020	$542
2021	1,018
2022	774
2023	252
Total	$2,586

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2019	$9,058
Foreign currency translation adjustments	(12)
2020 acquisition	7,814
Balance as of June 30, 2020	$16,860

7. Convertible Senior Notes

On June 2, 2020, the Company issued $747.5 million aggregate principal amount of 0.125% convertible senior notes due 2025 (the “2025 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). The total net proceeds from the sale of the 2025 Notes, after deducting the initial purchasers’ discounts and estimated debt issuance costs, were approximately $730.2 million. The 2025 Notes will bear interest at a rate of 0.125% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The 2025 Notes will mature on June 15, 2025, unless earlier converted, redeemed or repurchased.

Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2025 only under the following circumstances:

(1)

during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

(2)

during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day;

(3)	if the Company calls such 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
(4)	upon the occurrence of specified corporate events, as set forth in the indenture governing the 2025 Notes (“the Indenture”).

On or after March 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes, in integral multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. The conversion rate for the 2025 Notes is initially 10.8338 shares of Class A common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $92.30 per share of common stock), subject to adjustment as set forth in the Indenture. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of its Class A common stock, the amount of cash and shares of Class A common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 30 trading day observation period as described in the Indenture. In addition, if specific corporate events occur prior to the applicable maturity date, or if the Company elects to redeem the 2025 Notes, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event or redemption in certain circumstances. It is the Company’s current intent to settle the principal amount of the 2025 Notes in cash.

During the three months ended June 30, 2020, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes were therefore not convertible during the three months ended June 30, 2020 and were classified as long-term debt on the Company’s condensed consolidated balance sheets.

The Company may not redeem the 2025 Notes prior to June 20, 2023. On or after June 20, 2023, and prior to the 31st scheduled trading day immediately preceding the maturity date, the Company may redeem for cash all or any portion of the 2025 Notes, at its option, if the last reported sale price of its Class A common stock was at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

In accounting for the issuance of the 2025 Notes, the 2025 Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the respective 2025 Notes. This difference represents the debt discount that is amortized to interest expense over the expected terms of the 2025 Notes using the effective interest rate method. The carrying amount of the equity component representing the conversion option was $177.2 million. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the debt issuance costs of $17.3 million related to the 2025 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2025 Notes in the same proportion as the allocation of the proceeds. Issuance costs attributable to the liability component were $13.2 million and will be amortized, along with the debt discount, to interest expense over the contractual term of the 2025 Notes at an effective interest rate of 5.97%. Issuance costs attributable to the equity component were $4.1 million and are netted against the equity component representing the conversion option in additional paid-in capital. As of June 30, 2020, $0.5 million of issuance costs were included in accounts payable and accrued liabilities.

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

June 30, 2020
Principal	$747,500
Unamortized debt discount	(174,829)
Unamortized debt issuance costs	(13,050)
Net carrying amount	$559,621

The net carrying amount of the equity component of the 2025 Notes was as follows (in thousands):

June 30, 2020
Debt discount for conversion option	$177,169
Issuance costs	(4,099)
Net deferred tax liability	(10,500)
Net carrying amount	$162,570

As of June 30, 2020, the total estimated fair value of the 2025 Notes was approximately $882.6 million. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates.

The following table sets forth the interest expense related to the 2025 Notes for each of the three and six months ended June 30, 2020 (in thousands):

Three and Six Months Ended June 30, 2020
Contractual interest expense	$73
Amortization of debt discount	2,340
Amortization of issuance costs	144
Total	$2,557

Capped Calls

In connection with the pricing of the 2025 Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls each have an initial strike price of approximately $92.30 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The Capped Calls have initial cap prices of $151.04 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2025 Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 8.1 million shares of the Company’s Class A common stock. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the 2025 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $89.6 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured.

8. Commitments and Contingencies

Non-cancelable Material Commitments—In January 2020, the Company entered into a cloud hosting agreement for a total purchase commitment of $21.0 million payable over the three years following the date of the applicable agreement.

Non-Income Tax Matters—In January 2016, the Company recorded a $5.4 million contingent Federal payroll tax liability in conjunction with common stock repurchase transactions, as part of a capital raise, with certain of its employees. The potential payroll tax treatment of these transactions was subject to uncertainty, and the contingent payroll tax liability was deemed probable and reasonably estimable. On April 15, 2020, the period of limitations for assessing the contingent Federal payroll tax liability expired and the Company was legally released from being the primary obligor. As a result, the Company recognized a $5.6 million benefit in the condensed consolidated statement of operations during the six months ended June 30, 2020.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three and six months ended June 30, 2020 and 2019.

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

9. Leases

The Company has entered into various noncancelable operating leases for its facilities expiring between fiscal 2020 and 2029. Certain lease agreements contain an option for the Company to renew a lease for a term of up to five years or an option to terminate a lease early within three years. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost(1)	$4,110	$2,861	$8,070	$5,830
Variable lease cost(2)	—	7	—	10
Short-term lease cost	997	948	1,896	1,584

1)

Includes non-cash lease expense of $3.4 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively, and $6.6 million and $4.5 million for the six months ended June 30, 2020 and 2019, respectively.

2)	Primarily related to Consumer Price Index adjustments, common area maintenance and property tax.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities	$6,310	$4,548
Operating lease assets obtained in exchange for new lease liabilities	11,581	—

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2020	$8,607
2021	17,369
2022	17,164
2023	15,006
2024	2,572
2025 and beyond	15,513
Total lease payments	$76,231
Less: imputed interest	(8,826)
Present value of lease liabilities	$67,405

As of June 30, 2020, the Company had one additional operating lease that had not yet commenced. This operating lease will commence in fiscal year 2021 with a lease term of eight years. Pursuant to the terms of the office lease, the Company will pay $19.0 million in aggregate through the life of the lease.

Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

June 30, 2020
Weighted average remaining lease term (years)	4.97
Weighted average discount rate	4.78%

10. Revenue

Geographical Information

Revenue by location is determined by the billing address for the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America	$106,106	$62,198	$205,488	$115,436
International	33,906	21,024	65,772	37,836
Total	$140,012	$83,222	$271,260	$153,272

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

Revenue recognized during the three months ended June 30, 2020 and 2019 that was included in the deferred revenue balances at the beginning of each such period was $64.9 million and $37.2 million, respectively. Revenue recognized during the six months ended June 30, 2020 and 2019 that was included in the deferred revenue balances at the beginning of each such period was $100.8 million and $51.7 million, respectively.

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of June 30, 2020 and December 31, 2019, the aggregate transaction price allocated to remaining performance obligations was $286.7 million and $243.8 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.

Accounts Receivable

Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. During the six months ended June 30, 2020 and 2019, the Company charged $0.5 million and $0.1 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of June 30, 2020, and December 31, 2019, unbilled accounts receivable of approximately $16.0 million and $14.4 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.

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

Deferred contract costs on the Company’s condensed consolidated balance sheets were $32.4 million and $25.8 million as of June 30, 2020 and December 31, 2019, respectively. Amortization expense was $2.4 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively, and was $4.6 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively.

The following table represents a rollforward of the Company’s deferred contract costs (in thousands):

Amount
Balance as of December 31, 2019	$25,755
Additions to deferred contract costs	11,237
Amortization of deferred contract costs	(4,627)
Balance as of June 30, 2020	$32,365

11. Stockholders’ Equity

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

During the three and six months ended June 30, 2020, 30,092,969 shares and 117,610,911 shares of Class B common stock were converted into Class A common stock, respectively.

As of June 30, 2020, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 187,108,585 shares of Class A common stock and 115,145,948 shares of Class B common stock were issued and outstanding.

Equity Incentive Plans

The Company has two equity incentive plans, the 2012 equity incentive plan (the “2012 Plan”) and the 2019 equity incentive plan (the “2019 Plan”).  In connection with the IPO, the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based and other awards, each valued or based on the Company’s Class A common stock, to employees, consultants, and advisors of the Company. As of June 30, 2020, there were 43,837,536 shares available for grant under the 2019 Plan.

Stock Options

The following table summarizes the Company’s stock option activity and weighted average exercise prices:

	Number Of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance outstanding—December 31, 2019	36,384,767	$2.96	7.6	$1,266,938
Options granted	14,600	41.19
Options exercised	(5,422,829)	1.40
Options forfeited or expired	(335,713)	5.44
Balance outstanding—June 30, 2020	30,640,825	$3.23	7.1	$2,565,249

As of June 30, 2020, there were 35,300 shares of Class A common stock and 30,605,525 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2019, there were 20,700 shares of Class A common stock and 36,364,067 shares of Class B common stock issuable upon the exercise of options outstanding.

Total compensation cost related to unvested awards not yet recognized was approximately $75.2 million and $90.5 million as of June 30, 2020 and December 31, 2019, respectively. The weighted average period over which this compensation cost related to unvested employee awards will be recognized is 2.3 years and 2.7 years as of June 30, 2020 and December 31, 2019, respectively.

The weighted average grant-date fair value of options granted during the six months ended June 30, 2020 and 2019 was $16.55 and $4.03, respectively. The Company received approximately $7.2 million and $5.2 million in cash proceeds from options exercised during the six months ended June 30, 2020 and 2019, respectively. The intrinsic value of options exercised during the six months ended June 30, 2020 and 2019 was approximately $268.6 million and $53.8 million, respectively. The aggregate fair value of options vested during the six months ended June 30, 2020 and 2019 was $8.5 million and $3.6 million, respectively.

Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. The Company has recorded liabilities related to early exercises of 839,250 shares of common stock and 1,239,750 shares of common stock as of June 30, 2020 and December 31, 2019, respectively.

Restricted Stock Units

The following table summarizes the activity for the Company’s unvested RSUs:

	Shares	Weighted- Average Fair Value
Balance—December 31, 2019	647,094	$36.08
Awarded	3,362,940	46.32
Vested	(3,658)	32.81
Forfeited/canceled	(50,793)	37.99
Unvested and outstanding—June 30, 2020	3,955,583	$44.77

In June 2020, the Company granted 96,210 restricted shares of Class A common stock, which are subject to service-based vesting conditions over approximately four years. Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $179.2 million and $30.4 million as of June 30, 2020 and December 31, 2019, respectively. The weighted average period over which this compensation cost related to unvested RSUs and restricted shares will be recognized is 3.7 years and 3.9 years as of June 30, 2020 and December 31, 2019, respectively.

Employee Stock Purchase Plan

In September 2019, the Board adopted and approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on the date of the final prospectus for the Company’s IPO (the “Final Prospectus”). As of June 30, 2020, 9,354,222 shares of Class A common stock remain available for grant under the ESPP.

The ESPP is implemented through a series of offerings under which eligible employees are granted purchase rights to purchase shares of our Class A common stock on specified dates during such offerings. Under the ESPP, we may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. The initial offering period began on the date of the Final Prospectus and ended on May 15, 2020. The next offering period began on May 18, 2020 and will end on November 13, 2020. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, which for the initial offering period was the $27.00 initial public offering price of the Company’s Class A common stock, or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP.

The Company recognized $1.1 million and $2.1 million of stock-based compensation expense related to the ESPP during the three and six months ended June 30, 2020, respectively As of June 30, 2020, $2.1 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. During the three months ended June 30, 2020, the Company issued 320,104 shares of Class A common stock under the ESPP.

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

Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$407	$112	$638	$211
Research and development	8,703	989	14,550	1,775
Sales and marketing	4,541	1,007	7,615	1,736
General and administrative	3,183	786	6,091	1,617
Stock-based compensation, net of amounts capitalized	16,834	2,894	28,894	5,339
Capitalized stock-based compensation expense	198	71	301	123
Total stock-based compensation expense	$17,032	$2,965	$29,195	$5,462

12. Interest Income and Other Income, Net

Interest income and other income, net consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$3,823	$253	$7,002	$529
Other income, net	643	73	1,067	27
Interest income and other income, net	$4,466	$326	$8,069	$556

13. Income Taxes

The Company has an effective tax rate of 65.5% and (7.6)% for the three months ended June 30, 2020 and 2019, respectively, and 9.8% and (2.6)% for the six months ended June 30, 2020 and 2019, respectively. The Company has incurred U.S. operating losses and has minimal profits in its foreign jurisdictions.

The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve deemed immaterial for each of the six months ended June 30, 2020 and 2019. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.

Prior to the issuance of the convertible debt instruments, the Company was in a net deferred tax asset position and maintained a valuation allowance to reduce its deferred tax assets to its realizable value. The issuance of the convertible debt instruments as separate liability and equity components resulted in a taxable temporary tax basis difference related to the liability component, and the Company recorded a deferred tax liability. As a result, the Company was in a net deferred tax liability position for the six months ended June 30, 2020 of $11.2 million.

The Company evaluates whether or not to record a valuation allowance against its deferred tax assets by considering all available positive and negative evidence, using a more likely than not realization standard, including cumulative losses, the amount and timing of future taxable income and taxable temporary differences. The taxable temporary difference resulting from the convertible debt issuance provided an additional source of income to support the realizability of the Company's pre-existing deferred tax assets and the Company  released a valuation allowance of $15.1 million through additional paid-in capital as a result of the intra-period allocation guidance. The Company will continue to evaluate its need for a valuation allowance and it is possible that due to future operating results, including the impact of equity compensation deductions, a valuation allowance may be necessary in future periods.

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

Under ASC 740, the effects of new legislation would need to be recognized in the period of enactment. Therefore, the effects of the CARES Act would need to be accounted for in the quarter that includes March 27, 2020. The Company evaluated the provisions of the CARES Act and determined that there was no material impact for the three and six months ended June 30, 2020. The Company will continue to assess the potential income tax impact and monitor any updates to the legislation.

14. Net Income (Loss) Per Share

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020		2019	2020		2019
Basic net income (loss) per share:	Class A	Class B		Class A	Class B
Numerator:
Net income (loss)	$166	$118	$(3,949)	$2,954	$3,809	$(13,440)
Denominator:
Weighted average shares used in calculating net income (loss) per share, basic	175,330	123,937	82,044	129,882	167,479	79,566
Basic net income (loss) per share	$0.00	$0.00	$(0.05)	$0.02	$0.02	$(0.17)
Diluted net income (loss) per share:
Numerator:
Allocation of distributed income (loss) for basic computation	$166	$118	$(3,949)	$2,954	$3,809	$(13,440)
Reallocation of undistributed income (loss) as a result of conversion of Class B to Class A shares	118	—	—	3,809	—	—
Allocation of undistributed income (loss)	$284	$118	$(3,949)	$6,763	$3,809	$(13,440)
Denominator:
Number of shares used in basic calculation	175,330	123,937	82,044	129,882	167,479	79,566
Weighted average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	123,937	—	—	167,479	—	—
Employee stock options	29,236	—	—	30,147	—	—
Employee stock purchase plan	102	—	—	131	—	—
Unvested early exercises	936	—	—	1,037	—	—
Restricted Stock Units	1,089	—	—	495	—	—
Unvested restricted stock in connection with acquisition	217	—	—	231	—	—
Number of shares used in diluted calculation	330,847	123,937	82,044	329,402	167,479	79,566
Diluted net income (loss) per share	$0.00	$0.00	$(0.05)	$0.02	$0.02	$(0.17)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of June 30,
	2020	2019
Convertible Preferred Stock	—	179,011
Shares subject to outstanding stock options and restricted stock units	182	34,620
Unvested early exercised stock options	—	2,363
Shares subject to the employee stock purchase plan	15	—
Total	197	215,994

The Company uses the treasury stock method for calculating the potential dilutive effect of the conversion spread on diluted net income per share; if any, as the Company currently expects to settle the principal amount of the 2025 Notes in cash, and any excess in shares of the Company’s Class A common stock. The shares of the underlying conversion option for the 2025 Notes were not considered in the calculation of diluted net income per share as the effect would have been anti-dilutive. The effect of the conversion spread becomes dilutive when the average share price for the Company’s Class A common stock exceeds the conversion price of $92.30 per share, which did not occur as of June 30, 2020.

The Company entered into Capped Calls in connection with the issuance of the 2025 Notes. The effect of the Capped Calls was also excluded from the calculation of diluted net income per share as the effect of the Capped Calls would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2025 Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10- Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or the Annual Report. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives of management for future operations and the potential impact that the ongoing COVID-19 pandemic may have on our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

Datadog is the monitoring and analytics platform for developers, IT operations teams and business users in the cloud age.

Our SaaS platform integrates and automates infrastructure monitoring, application performance monitoring, log management, and security monitoring to provide unified, real-time observability of our customers’ entire technology stack. Datadog is used by organizations of all sizes and across a wide range of industries to enable digital transformation and cloud migration, drive collaboration among development, operations and business teams, accelerate time to market for applications, reduce time to problem resolution, understand user behavior and track key business metrics.

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

As of June 30, 2020, we had $209.7 million in cash, cash equivalents and restricted cash. We generated revenue of $140.0 million and $83.2 million in the three months ended June 30, 2020 and 2019, respectively, representing year-over-year growth of 68%. For the six months ended June 30, 2020 and 2019, our revenue was $271.3 million and $153.3 million, respectively, representing year-over-year growth of 77%. Substantially all of our revenue is subscription software sales. Our net income (loss) was $0.3 million and $(3.9) million for the three months ended June 30, 2020 and 2019, respectively, and $6.8 million and $(13.4) million for the six months ended June 30, 2020 and 2019, respectively. We generated operating cash flow of $49.0 million and $3.0 million in the six months ended June 30, 2020 and 2019, respectively. Our free cash flow was $37.9 million and $(6.4) million in the six months ended June 30, 2020 and 2019, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” for additional information.

Since December 2019, a novel strain of coronavirus, which we refer to, together with other related strains of coronavirus, as “COVID-19”, has spread to multiple countries, including the United States and other countries in which we and our customers, partners, suppliers, vendors and other parties with whom we do business operate. The extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on certain developments, including the duration and spread of the outbreak, its impact on industry events, and its effect on our customers, partners, suppliers and vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted at this time. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and employee work locations, and cancelling or holding virtually Datadog marketing events. We are continuing to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our business operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, vendors and stockholders. The extent to which the COVID-19 pandemic may impact our results of operations and financial condition remains uncertain. In addition, due to our subscription model, the effect of the COVID-19 pandemic, if any, may not be fully reflected in our results of operations until future periods.

Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of June 30, 2020, we had approximately 12,100 customers spanning organizations of a broad range of sizes and industries, compared to approximately 8,800 as of June 30, 2019. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors, and the effectiveness of our marketing efforts.

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

Expanding Within Our Existing Customer Base

Our base of customers represents a significant opportunity for further sales expansion. As of June 30, 2020, we had 1,015 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 76% of our ARR, up from 594 customers as of June 30, 2019, representing 72% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under generally accepted accounting principles in the United States, or GAAP, on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of each of June 30, 2020 and 2019, our dollar-based net retention rate was above 130%. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the dollar-based net retention rate.

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

Sustaining Innovation and Technology Leadership

Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have proven initial success of our platform approach, through expansion beyond our initial infrastructure monitoring solution, to include APM in 2017, logs in 2018, user experience and network performance monitoring in 2019, and security monitoring in April 2020. As of June 30, 2020, approximately 68% of our customers were using more than one product, up from approximately 40% a year earlier. We believe these metrics indicate strong momentum in the uptake of our newer platform products.

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

Expanding Internationally

We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 24% for the six months ended June 30, 2020, compared to 25% for the six months ended June 30, 2019. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in Europe, the Middle East, Africa and in the Asia Pacific region. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, including in Dublin, London, Amsterdam, Paris, Singapore, Sydney and Tokyo.

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

Other Income, Net

Other income, net consists primarily of income earned on our money market funds included in cash and cash equivalents and on our marketable securities, offset by interest expense.

Provision for Income Taxes

Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. As of June 30, 2020, we were in a net deferred tax liability position and released our valuation allowance through additional paid-in capital in direct connection with the convertible debt issuance. For more information on the convertible debt issuance, see Note 7, Convertible Senior Notes, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenue	$140,012	$83,222	$271,260	$153,272
Cost of revenue (1)(2)(4)	28,878	20,978	55,357	39,928
Gross profit	111,134	62,244	215,903	113,344
Operating expenses
Research and development (1)(3)(4)	45,664	24,032	86,488	46,847
Sales and marketing (1)(3)(4)	51,269	36,118	96,484	66,225
General and administrative (1)(3)(4)	13,547	6,088	28,499	13,928
Total operating expenses	110,480	66,238	211,471	127,000
Operating income (loss)	654	(3,994)	4,432	(13,656)
Other income (expense):
Interest expense	(4,294)	—	(5,001)	—
Interest income and other income, net	4,466	326	8,069	556
Other income, net (5)	172	326	3,068	556
Income (loss) before provision for income taxes	826	(3,668)	7,500	(13,100)
Provision for income taxes	(542)	(281)	(737)	(340)
Net income (loss)	$284	$(3,949)	$6,763	$(13,440)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$407	$112	$638	$211
Research and development	8,703	989	14,550	1,775
Sales and marketing	4,541	1,007	7,615	1,736
General and administrative	3,183	786	6,091	1,617
Total	$16,834	$2,894	$28,894	$5,339

(2)	Includes amortization of acquired intangibles expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$147	$177	$394	$352

(3)	Includes non-cash benefit related to tax adjustment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$(2,729)	$(2,344)	$(2,729)	$(2,344)
Sales and marketing	(449)	(397)	$(449)	(397)
General and administrative	(2,383)	(2,266)	$(2,383)	(2,266)
Total	$(5,561)	$(5,007)	$(5,561)	$(5,007)

(4)	Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$121	$—	$121	$—
Research and development	1,423	262	1,460	262
Sales and marketing	1,508	191	1,659	191
General and administrative	212	7	270	19
Total	$3,264	$460	$3,510	$472

(5)	Includes amortization of debt discount and issuance costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Interest expense	$2,484	$—	$2,484	$—

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%	100%
Cost of revenue	21	25	20	26
Gross profit	79	75	80	74
Operating expenses
Research and development	33	29	32	31
Sales and marketing	36	43	36	43
General and administrative	10	7	11	9
Total operating expenses	79	79	78	83
Operating income (loss)	0	(4)	2	(9)
Other income (expense):
Interest expense	(3)	0	(2)	0
Interest income and other income, net	3	0	3	1
Other income, net	0	0	1	1
Income (loss) before provision for income taxes	0	(4)	3	(8)
Provision for income taxes	0	(1)	(1)	(1)
Net income (loss)	0%	(5)%	2%	(9)%

(1)	Certain items may not total due to rounding.

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenue

	Three Months Ended
	June 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Revenue	$140,012	$83,222	$56,790	68%

Revenue increased by $56.8 million, or 68%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Approximately 60% of the increase in revenue was attributable to growth from existing customers, and the remaining 40% was attributable to growth from new customers.

Cost of Revenue and Gross Margin

	Three Months Ended
	June 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Cost of revenue	$28,878	$20,978	$7,900	38%
Gross margin	79%	75%	4%

Cost of revenue increased by $7.9 million, or 38%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was primarily due to an increase of $6.4 million in third-party cloud infrastructure hosting and software costs, $1.1 million of personnel expenses as a result of increased headcount, $0.3 million of depreciation and amortization and $0.1 million of credit card processing fees and other fees.

Our gross margin increased 4% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily as a result of increased revenue and cost savings from our third-party cloud infrastructure providers.

Research and Development

	Three Months Ended
	June 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Research and development	$45,664	$24,032	$21,632	90%
Percentage of revenue	33%	29%

Research and development expense increased by $21.6 million, or 90%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was primarily due to an increase of $19.8 million in personnel costs for our engineering, product and design teams as a result of increased headcount and an increase of $1.8 million in cloud infrastructure related investments and in allocated overhead costs necessary for supporting the growth of the business.

Sales and Marketing

	Three Months Ended
	June 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Sales and marketing	$51,269	$36,118	$15,151	42%
Percentage of revenue	36%	43%

Sales and marketing expense increased by $15.2 million, or 42%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was primarily due to an increase of $14.0 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel, and an increase of $1.2 million related to marketing and promotional activities and overhead costs.

General and Administrative

	Three Months Ended
	June 30,
	2020	2019	Change	% Change
	(dollars in thousands)
General and administrative	$13,547	$6,088	$7,459	123%
Percentage of revenue	10%	7%

General and administrative expense increased by $7.5 million, or 123%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was primarily due to an increase of $4.4 million in personnel costs as a result of increased headcount, an increase of $1.7 million related to insurance fees, an increase of $0.6 million related to overhead costs, and an increase of $0.4 million related to bad debt expense. These amounts were partially offset by a decrease of $0.3 million related to professional fees. In addition, general and administrative expense includes a one-time donation in the amount of $0.7 million from Datadog and its employees in support of various organizations during the ongoing COVID-19 outbreak.

Other Income, Net

	Three Months Ended
	June 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Other income, net	$172	$326	$(154)	(47%)
Percentage of revenue	0%	0%

Other income, net decreased by $0.2 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was primarily due to a $2.6 million interest expense related to our 0.125% convertible senior notes due 2025, or the 2025 Notes, a $1.7 million interest expense related to amortization of premiums on our marketable securities. These amounts were partially offset by a $3.6 million interest income earned from investments in marketable securities and a $0.6 million of other income, mainly due to accretion income from marketable securities.

Comparison of the Six Months Ended June 30, 2020 and 2019

Revenue

	Six Months Ended
	June 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Revenue	$271,260	$153,272	$117,988	77%

Revenue increased by $118.0 million, or 77%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Approximately 60% of the increase in revenue was attributable to the growth from existing customers, and the remaining 40% was attributable to growth from new customers.

Cost of Revenue and Gross Margin

	Six Months Ended
	June 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Cost of revenue	$55,357	$39,928	$15,429	39%
Gross margin	80%	74%	6%

Cost of revenue increased by $15.5 million, or 39%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily due to an increase of $11.9 million in third-party cloud infrastructure hosting and software costs, an increase of $2.2 million in personnel expenses as a result of increased headcount, and an increase of $1.4 million of depreciation and amortization, credit card processing fees and overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.

Our gross margin increased 6% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily as a result of increased revenue and cost savings from our third-party cloud infrastructure providers.

Research and Development

	Six Months Ended
	June 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Research and development	$86,488	$46,847	$39,641	85%
Percentage of revenue	32%	31%

Research and development expense increased by $39.6 million, or 85% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily due to an increase of $35.5 million in personnel costs for our engineering, product and design teams as a result of increased headcount, and an increase of $4.1 million in cloud infrastructure related investments and in allocated overhead costs necessary for supporting the growth of the business.

Sales and Marketing

	Six Months Ended
	June 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Sales and marketing	$96,484	$66,225	$30,259	46%
Percentage of revenue	36%	43%

Sales and marketing expense increased by $30.3 million, or 46%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily due to an increase of $24.8 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel, an increase of $2.7 million in marketing and promotional activities, and an increase of $2.8 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.

General and Administrative

	Six Months Ended
	June 30,
	2020	2019	Change	% Change
	(dollars in thousands)
General and administrative	$28,499	$13,928	$14,571	105%
Percentage of revenue	11%	9%

General and administrative expense increased by $14.6 million, or 105%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily due to an increase of $8.2 million in personnel expenses as a result of increased headcount, an increase of $3.3 million related to insurance fees, an increase of $1.5 million in overhead expenses, and an increase of $1.5 million related to bad debt expense. These amounts were partially offset by a decrease of $0.6 million related to professional fees. In addition, general and administrative expense includes a one-time donation in the amount of $0.7 million from Datadog and its employees in support of various organizations during the ongoing COVID-19 outbreak.

Other Income, Net

	Six Months Ended
	June 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Other income, net	$3,068	$556	$2,512	452%
Percentage of revenue	1%	1%

Other income, net increased by $2.5 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily due to a $6.5 million interest income earned from investments in marketable securities and a $1.0 million of other income, mainly due to accretion income from marketable securities. These amounts were partially offset by a $2.6 million interest expense related to our 2025 Notes and $2.4 million interest expense related to amortization of premiums on our marketable securities.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through sales of subscriptions and the net proceeds we have received from issuance of equity and debt securities.

In June 2020, we issued $747.5 million aggregate principal amount of the 2025 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the sale of the 2025 Notes, after deducting the initial purchasers’ discounts and estimated debt issuance costs, were approximately $730.2 million.

As of June 30, 2020, we had $206.2 million in cash and cash equivalents, and $1,259.6 million in marketable securities.

Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of commercial debt, certificates of deposit, U.S. government treasury and agency securities, and commercial paper.

We believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of our platform, and the current uncertainty in the global markets resulting from the ongoing COVID-19 pandemic on our customers’ businesses and operations. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

A substantial source of our cash from operations is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2020, we had deferred revenue of $165.3 million, of which $162.9 million was recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash provided by operating activities	$48,993	$2,980
Cash used in investing activities	(1,095,100)	(9,387)
Cash provided by financing activities	654,691	5,041

Operating Activities

Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses and overhead expenses. We have generated positive cash flows and have supplemented working capital requirements through net proceeds from the sale of equity and debt securities.

Cash provided by operating activities for the six months ended June 30, 2020 of $49.0 million was primarily related to our net income of $6.8 million, adjusted for non-cash charges of $53.4 million and net cash outflows of $11.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment, amortization of capitalized software, and amortization of acquired intangibles. The main drivers of the changes in operating assets and liabilities were related to a $26.8 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, a $2.7 million increase in accounts payable, and a $1.6 increase in accrued expenses and other liabilities. These amounts were partially offset by a $23.7 million increase in accounts receivable, net, due to increases in sales, a $11.2 million increase in deferred contract costs related to commissions paid on new bookings, a $6.5 increase in prepaid expenses and other current assets, primarily driven by prepaid hosting services, and a $0.9 million increase in other assets.

Cash provided by operating activities for the six months ended June 30, 2019 of $3.0 million was primarily related to our net loss of $(13.4) million, adjusted for non-cash charges of $17.5 million and net cash outflows of $1.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment, amortization of capitalized software, and amortization of acquired intangibles. The main drivers of the changes in operating assets and liabilities were related to a $34.5 million increase in deferred revenue, resulting primarily from increased billings for subscriptions and a $7.5 million increase in accounts payable. These amounts were partially offset by a $8.6 million decrease in accrued expenses and other liabilities, a $12.2 million increase in accounts receivable, net, due to increases in sales, a $12.2 million increase in prepaid expenses and other current assets, primarily driven by prepaid hosting services, a $6.1 million increase in deferred contract costs related to commissions paid on new bookings, and a $4.0 million increase in other assets.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2020 was $1,095.1 million, and was primarily the result of investment in marketable securities of $1,203.5 million, a $8.2 million increase in capitalization of software development costs, a $2.9 million increase in capital expenditures to purchase property and equipment to support office space and site operations, and a $2.4 million paid for an acquisition. These amounts were partially offset by $121.9 million paid for maturities of marketable securities. For more information on the acquisition, see Note 6, Acquisition, Intangible Assets and Goodwill, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash used in investing activities for the six months ended June 30, 2019 was $9.4 million, and was the result of $5.0 million increase in capital expenditures to purchase property and equipment to support additional office space and site operations and $4.4 million increase in capitalization of software development costs.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 was $654.7 million and was primarily attributable to proceeds from the issuance of the 2025 Notes in the amount of $730.7 million, net of issuance costs, proceeds from the issuance of common stock under the 2019 Employee Stock Purchase Plan, or ESPP in the amount of $7.7 million, and proceeds from the exercise of stock options in the amount of $7.2 million. These amounts were partially offset by a $89.6 million purchase of the capped call in connection with the issuance of the 2025 Notes, $0.9 million of taxes in connection with the ESPP, and $0.4 million of the initial public offering, or IPO, costs.

Cash provided by financing activities for the six months ended June 30, 2019 was $5.0 million and was the result of proceeds from the exercise of stock options, partially offset by a $0.2 million payment of IPO costs.

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

The following table presents our cash flows for the periods presented and a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$48,993	$2,980
Less: Purchases of property and equipment	(2,924)	(4,979)
Less: Capitalized software development costs	(8,154)	(4,408)
Free cash flow	$37,915	$(6,407)

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our operating leases, purchase commitments to our cloud hosting providers and other vendors, and obligations to pay the 2025 Notes’ coupons and principal.

In January 2020, we entered into an agreement with Microsoft Azure, pursuant to which we are required to purchase an aggregate of at least $21.0 million of cloud services through January 2023.

In April 2020, we signed a new lease agreement with the existing landlord of our office in Boston. According to the agreement, we are required to pay an aggregate amount of $19.0 million over the course of the lease term from September 2021 through May 2029 for the new premises. Additionally, our existing Boston leases were extended from November 2025 through May 2029, requiring payment of an additional aggregate amount of $13.3 million to be paid over the course of the extended term for the covered space.

In June 2020, we issued $747.5 million aggregate principal amount of our 2025 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2025 Notes will mature on June 15, 2025, unless earlier converted, redeemed or repurchased. For more information on the 2025 Notes, see Note 7, Convertible Senior Notes, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

There were no other material changes outside the ordinary course of business in our contractual obligations and commitments, as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2020 we did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There have been no material changes to our critical accounting policies from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.

Recently Adopted Accounting Pronouncements

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Based on the market value of our Class A common stock held by non-affiliates as of June 30, 2020, we will cease to qualify as an emerging growth company, effective as of December 31, 2020.

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

Interest Rate Risk

As of June 30, 2020, we had $189.5 million in cash equivalents, and $1,259.6 million in marketable securities, which consisted of commercial debt, certificates of deposit, U.S. government treasury and agency securities, and commercial paper. In addition, we had $3.5 million of restricted cash due to the outstanding letters of credit established in connection with lease agreements for our facilities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of June 30, 2020, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.

On June 2, 2020, we issued $747.5 million aggregate principal amount of the 2025 Notes. The fair value of the 2025 Notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the 2025 Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price declines. The interest and market value changes affect the fair value of the 2025 Notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the 2025 Notes at face value less unamortized discount and unamortized issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Our Business and Industry

The ongoing COVID-19 pandemic and any related economic downturn could negatively impact our business, financial condition and results of operations.

The ongoing COVID-19 pandemic may prevent us or our employees, customers, partners, suppliers or vendors or other parties with whom we do business from conducting certain marketing and other business activities for an indefinite period of time, which could adversely impact our business, financial position and results of operations. Further, in response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur or reoccur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations or those of our customers, partners, suppliers or vendors or other parties with whom we do business.

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19 and in compliance with recent shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, we have taken measures intended to help minimize the risk of the virus to our employees and the communities in which we participate. These measures include temporarily suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually any Datadog events and discouraging employee attendance at any industry events or in-person work-related meetings. In addition, although we have recently and may continue to selectively reopen certain of our offices in compliance with applicable government orders and guidelines, the vast majority of our employees continue to work remotely. We have a distributed workforce and our employees are accustomed to working remotely and working with others who are working remotely. However, the temporary suspension of travel and in-person meetings could negatively impact our marketing efforts, the length or variability of our sales cycles, our international expansion efforts or the length of our average recruiting cycle for employees across the organization. Further, operational or other challenges could arise as we and our customers, partners, suppliers and vendors and other parties with whom we do business continue to operate via a remote workforce. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.

COVID-19 could also adversely affect workforces, economies and financial markets globally, potentially leading to an economic downturn and a reduction in customer spending on our solutions or an inability for our customers, partners, suppliers or vendors or other parties with whom we do business to meet their contractual obligations. While it is not possible at this time to predict the duration and extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular, the continued spread of COVID-19 and the measures taken by governments, businesses and other organizations in response to COVID-19 could adversely impact our business, financial condition and results of operations. For example, while usage from existing customers continued to expand during the three months ended June 30, 2020, we did experience some impact to the rate of usage growth of our customers. In addition, we have provided and may continue to provide guidance about our business and future operating results, which is based on certain assumptions, estimates and expectations as of the date such guidance is given. Guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. If we were to revise or fail to meet our announced guidance or expectations of analysts as a result of these factors, the price of our Class A common stock could be negatively affected. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability expand within our existing customer base, acquire new customers, develop and expand our sales and marketing capabilities and expand internationally.

Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases (such as the ongoing COVID-19 pandemic), warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. For example, these types of unfavorable conditions could disrupt the timing of and attendance at key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted, our marketing investments, sales pipeline and ability to generate new customers and sales of our products could be negatively and adversely affected. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.

Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $271.3 million, $153.3 million, $362.8 million and $198.1 million for the six months ended June 30, 2020 and 2019 and the years ended December 31, 2019 and 2018, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We generated net income of $6.8 million, $(13.4) million, $(16.7) million and $(10.8) million for the six months ended June 30, 2020 and 2019 and the years ended December 31, 2019 and 2018, respectively. As of June 30, 2020, we had an accumulated deficit of $116.9 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or consistently maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

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

Our future success depends in part on our ability to sell additional subscriptions and products to our existing customers, and our customers renewing their subscriptions when the contract term expires. The terms of our subscription agreements are primarily monthly or annual, with some quarterly, semi-annual and multi-year. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Whether our customers renew or expand their subscriptions with us may be impacted by a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, the effects of global economic conditions, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, or reductions in our customers’ spending on IT solutions or their spending levels generally. In addition, the factors impacting our ability to sell additional subscriptions and products to our customers may be exacerbated by the COVID-19 pandemic. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. If our customers do not purchase additional subscriptions and products from us or our customers fail to renew their subscriptions, our revenue may decline and our business, financial condition and results of operations may be harmed.

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

Our platform and products involve the storage and transmission of data, including personally identifiable information, and security breaches or unauthorized access to our platform and products could result in the loss of our or our customers’ data, litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities. We have previously and may in the future become the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our ability to provide our services. For example, in July 2016 an unidentified third party gained unauthorized access to, and exfiltrated data from, certain of our infrastructure resources, including a database that stored our customers’ credentials for our platform and for third-party integrations. Some of the customer credentials accessed and exfiltrated included confidential and personal information. As a precautionary measure following this event, we reset customer passwords and instructed customers to revoke credentials that had been shared with us. In addition, we have seen an increase in phishing and spam emails in connection with the COVID-19 pandemic. While we have taken steps to protect the confidential and personal information that we have access to, our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ data on our behalf could be breached or we could suffer a loss of our or our customers’ data. Our ability to monitor our third-party service providers’ data security is limited. Cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), and general hacking have become more prevalent in our industry, particularly against cloud services. In addition, we do not directly control content that our customers store in our products. If our customers use our products for the transmission or storage of personally identifiable information and our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. In addition, our remediation efforts may not be successful.

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

Our unified platform combines functionality from numerous traditional product categories, and hence we compete in each of these categories with home-grown and open-source technologies, as well as a number of different vendors. With respect to on-premise infrastructure monitoring, we compete with diversified technology companies and systems management vendors including IBM, Microsoft Corporation, Micro Focus International plc, BMC Software, Inc. and Computer Associates International, Inc. With respect to APM, we compete with Cisco Systems, Inc., New Relic, Inc. and Dynatrace Software Inc. With respect to log management, we compete with Splunk Inc. and Elastic N.V. With respect to cloud monitoring, we compete with native solutions from cloud providers such as Amazon.com, Inc. (Amazon Web Services), Alphabet Inc. (Google Cloud Platform) and Microsoft Corporation (Microsoft Azure). In addition, we may increasingly choose to allow these third-party hosting providers to offer our solutions directly through their customer marketplaces. An increasing number of sales through cloud provider marketplaces could reduce both the number of customers with whom we have direct commercial relationships as well as our profit margins on sales made through such marketplaces.

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
•

general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, including those related to the ongoing COVID-19 pandemic;

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 24% and 25% for the six months ended June 30, 2020 and 2019, respectively. Beyond North America, we now have sales presence internationally, including in Dublin, Paris, London, Singapore, Tokyo, Seoul and Sydney. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of June 30, 2020, approximately 36% of our full-time employees were located outside of the United States, 45% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions including those related to the ongoing COVID-19 pandemic, may also negatively impact the market price of our Class A common stock. The full impact of the COVID-19 pandemic is unknown at this time, but could result in material adverse changes in our results of operations for an unknown period of time as the virus and its related political, social and economic impacts spread. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our executive officers, directors and their affiliates, which will limit the ability of holders of our Class A common stock to influence the outcome of important transactions.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2020, holders of our Class B common stock represented approximately 86% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, including our directors, executive officers and their affiliates, will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even while their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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

Further, as of June 30, 2020, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we have and may continue to acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

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

We will no longer qualify as an “emerging growth company” as of December 31, 2020 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting and disclosure requirements.

We are currently an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. It is possible that investors have found or will continue to find our Class A common stock less attractive in light of the fact that we have relied on certain of these exemptions.

Based on the market value of our Class A common stock held by non-affiliates as of June 30, 2020, we will cease to qualify as an emerging growth company, effective as of December 31, 2020. We will no longer be able to take advantage of any of the exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described above, and we will no longer be able to use the extended transition period for complying with new or revised accounting standards.  We expect that the loss of our “emerging growth company” status and compliance with these additional requirements will substantially increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase as we transition out of an “emerging growth company” status. Based on the market value of our Class A common stock held by non-affiliates as of June 30, 2020, we will cease to qualify as an emerging growth company, effective as of December 31, 2020. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations contribute to increased legal and financial compliance costs and make some activities more time-consuming and costly.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting and our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2020. We have already commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We have hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and compiled the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

Risks Related to Our Outstanding 2025 Notes

We may not have sufficient cash flow from our business to make payments on our significant debt when due, and we may incur additional indebtedness in the future.

In June 2020, we issued the 2025 Notes in a private placement. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2025 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, we may incur substantial additional debt in the future, subject to the restrictions contained in our future debt agreements, some of which may be secured debt. We are not restricted under the terms of the indenture governing the 2025 Notes, from incurring additional debt, securing existing or future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that are not limited by the terms of the indenture governing the 2025 Notes that could have the effect of diminishing our ability to make payments on the 2025 Notes when due.

The conditional conversion feature of the 2025 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2025 Notes is triggered, holders of the 2025 Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their 2025 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2025 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.

Under ASC 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2025 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at issuance, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 2025 Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2025 Notes to their face amount over the term of the 2025 Notes. We will report larger net losses or lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2025 Notes.

In addition, under certain circumstances, convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such 2025 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such 2025 Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be certain that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the 2025 Notes, then the “if converted” method of accounting would be applied and accordingly, the full number of shares that could be issued would be included in the calculation of diluted earnings per share, which would adversely affect our diluted earnings per share. For example, the FASB recently published an exposure draft proposing to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. We cannot be sure that this exposure draft will be issued, or will be issued in its current form. We also cannot be sure whether other changes may be made to the current accounting standards related to the 2025 Notes, or otherwise, that could have an adverse impact on our financial statements.

The capped call transactions may affect the value of the 2025 Notes and our Class A common stock.

In connection with the pricing of the 2025 Notes, we entered into capped call transactions with the option counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock that initially underlie the 2025 Notes. The capped call transactions are expected generally to offset the potential dilution to our Class A common stock as a result of any conversion of the 2025 Notes. In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock concurrently with or shortly after the pricing of the 2025 Notes, including with certain investors in the 2025 Notes.

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following the pricing of the 2025 Notes and prior to the maturity of the 2025 Notes (and are likely to do so on each exercise date for the capped call transactions, which are expected to occur during each 30 trading day period beginning on the 31st scheduled trading day prior to the maturity date of the 2025 Notes, or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the 2025 Notes). This activity could also cause or prevent an increase or decrease in the price of our Class A common stock or the 2025 Notes.  The potential effect, if any, of these transactions on the price of our Class A common stock or the 2025 Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our Class A common stock

Item 2. Unregistered sales of equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

On June 26, 2020, we issued 120,992 shares of Class A common stock as consideration in an acquisition. The issuance was deemed exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

(b) Use of Proceeds

In September 2019, we closed our IPO of 27,600,000 shares of our Class A common stock at an offering price of $27.00 per share, including 3,600,000 shares pursuant to the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds to us of $705.9 million, after deducting underwriting discounts and commissions of $37.3 million and net offering expenses of $2.0 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-233428), which was declared effective by the SEC on September 18, 2019.

There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus for our IPO dated as of September 18, 2019 and filed with the SEC pursuant to Rule 424(b)(4) on September 19, 2019.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Datadog, Inc.	8-K	001-39051	3.1	September 23, 2019
3.4	Amended and Restated Bylaws of Datadog, Inc.	S-1/A	333-233428	3.4	August 23, 2019
4.1	Indenture, dated June 2, 2020, between Datadog, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-39051	4.1	June 2, 2020
4.2	Form of Global Note representing Datadog, Inc.’s 0.125% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-39051	4.2	June 2, 2020
10.1	Form of Confirmation for Capped Call Transactions.	8-K	001-39051	10.1	June 2, 2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

DATADOG, INC.

Date: August 7, 2020	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 7, 2020	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)