Form 10-Q
period 2020-09-30
Datadog, Inc.
filed 2020-11-12
CIK 1561550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, there were 208,048,784 shares of the registrant’s Class A common stock and 96,483,565 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and September 30, 2019 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	5
	Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2020 and September 30, 2019 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and September 30, 2019 (unaudited)	10
	Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION	39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3.	Defaults Upon Senior Securities	65
Item 4.	Mine Safety Disclosures	65
Item 5.	Other Information	65
Item 6.	Exhibits	66
Signatures		67

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

You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the header “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

DATADOG, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$198,523	$597,297
Marketable securities	1,296,261	176,674
Accounts receivable, net of allowance for credit losses of $2,589 and $817 as of September 30, 2020 and December 31, 2019, respectively	120,992	102,394
Deferred contract costs, current	11,544	8,346
Prepaid expenses and other current assets	25,655	19,231
Total current assets	1,652,975	903,942
Property and equipment, net	42,059	32,749
Operating lease assets	55,365	53,002
Goodwill	17,211	9,058
Intangible assets, net	2,327	1,435
Deferred contract costs, non-current	22,667	17,409
Restricted cash	3,607	3,456
Other assets	18,073	16,990
TOTAL ASSETS	$1,814,284	$1,038,041
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,199	$15,429
Accrued expenses and other current liabilities	54,383	38,746
Operating lease liabilities, current	15,058	11,916
Deferred revenue, current	164,010	134,148
Total current liabilities	254,650	200,239
Operating lease liabilities, non-current	49,675	48,510
Convertible senior notes, net	567,683	—
Deferred revenue, non-current	2,444	4,340
Other liabilities	3,644	2,611
Total liabilities	878,096	255,700
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 206,054,826 and 64,308,498 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2	1
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 98,337,015 and 232,078,452 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	2
Additional paid-in capital	1,065,543	905,821
Accumulated other comprehensive income	2,645	133
Accumulated deficit	(132,003)	(123,616)
Total stockholders’ equity	936,188	782,341
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,814,284	$1,038,041

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$154,675	$95,864	$425,935	$249,136
Cost of revenue	33,984	23,297	89,340	63,225
Gross profit	120,691	72,567	336,595	185,911
Operating expenses:
Research and development	56,440	28,684	142,928	75,531
Sales and marketing	57,142	38,836	153,626	105,061
General and administrative	16,376	9,265	44,876	23,193
Total operating expenses	129,958	76,785	341,430	203,785
Operating loss	(9,267)	(4,218)	(4,835)	(17,874)
Other (expense) income:
Interest expense	(12,423)	—	(17,424)	—
Interest income and other income, net	7,135	90	15,204	646
Other (expense) income, net	(5,288)	90	(2,220)	646
Loss before provision for income taxes	(14,555)	(4,128)	(7,055)	(17,228)
Provision for income taxes	(595)	(33)	(1,332)	(373)
Net loss	$(15,150)	$(4,161)	$(8,387)	$(17,601)
Net loss attributable to common stockholders	$(15,150)	$(4,161)	$(8,387)	$(17,601)
Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.03)	$(0.20)
Weighted average shares used in calculating basic and diluted net loss per share	302,554	103,876	299,105	87,758

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(15,150)	$(4,161)	$(8,387)	$(17,601)
Other comprehensive income (loss):
Foreign currency translation adjustments	536	(45)	446	(85)
Unrealized gain on available-for-sale marketable securities	44	—	2,066	—
Other comprehensive income (loss):	580	(45)	2,512	(85)
Comprehensive loss	$(14,570)	$(4,206)	$(5,875)	$(17,686)

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Class A and Class B		Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE—June 30, 2020	302,254,533	$3	$1,027,656	$2,065	$(116,853)	$912,871
Issuance of common stock upon exercise of stock options	2,132,732	—	5,156	—	—	5,156
Vesting of early exercised stock options	—	—	295	—	—	295
Vesting of restricted stock units	4,576	—	—	—	—	—
Stock-based compensation	—	—	21,936	—	—	21,936
Reversal of prior income tax associated with the issuance of the 2025 convertible senior notes	—	—	10,500	—	—	10,500
Change in accumulated other comprehensive income	—	—	—	580	—	580
Net loss	—	—	—	—	(15,150)	(15,150)
BALANCE—September 30, 2020	304,391,841	$3	$1,065,543	$2,645	$(132,003)	$936,188

	Convertible		Class A and Class B				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
BALANCE—June 30, 2019	179,011,431	$140,752	—	$—	86,823,234	$—	$41,132	$(9)	$(120,346)	$(79,223)
Issuance of common stock upon exercise of stock options	—	—	—	—	2,278,410	—	2,106	—	—	2,106
Vesting of early exercised stock options	—	—	—	—	—	—	1,177	—	—	1,177
Stock-based compensation	—	—	—	—	—	—	4,691	—	—	4,691
Issuance of class A common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	27,600,000	1	—	—	705,937	—	—	705,938
Conversion of convertible preferred stock to common stock in connection with initial public offering	(179,011,431)	(140,752)	179,011,431	2	—	—	140,750	—	—	140,752
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	(45)	—	(45)
Reclassification of common stock to class A and class B common stock	—	—	89,101,644	—	(89,101,644)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(4,161)	(4,161)
BALANCE—September 30, 2019	—	$—	295,713,075	$3	—	$—	$895,793	$(54)	$(124,507)	$771,235

DATADOG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Class A and Class B		Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE—December 31, 2019	296,386,950	$3	$905,821	$133	$(123,616)	$782,341
Issuance of common stock upon exercise of stock options	7,555,561	—	12,391	—	—	12,391
Vesting of early exercised stock options	—	—	883	—	—	883
Vesting of restricted stock units	8,234	—	—	—	—	—
Issuance of restricted shares of common stock	120,992	—	5,169	—	—	5,169
Issuance of common stock under the employee stock purchase plan, net of shares withheld for taxes	320,104	—	6,703	—	—	6,703
Stock-based compensation	—	—	51,131	—	—	51,131
Equity component of 2025 Convertible Senior Notes, net	—	—	173,070	—	—	173,070
Purchases of capped calls related to 2025 Convertible Senior Notes	—	—	(89,625)	—	—	(89,625)
Change in accumulated other comprehensive income	—	—	—	2,512	—	2,512
Net loss	—	—	—	—	(8,387)	(8,387)
BALANCE—September 30, 2020	304,391,841	$3	$1,065,543	$2,645	$(132,003)	$936,188

	Convertible		Class A and Class B				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
BALANCE—December 31, 2018	179,814,912	$140,805	—	$—	78,180,606	$—	$30,834	$31	$(106,906)	$(76,041)
Issuance of common stock upon exercise of stock options	—	—	—	$—	10,117,557	—	6,576	—	—	6,576
Vesting of early exercised stock options	—	—	—	—	—	—	1,490	—	—	1,490
Stock-based compensation	—	—	—	—	—	—	10,153	—	—	10,153
Issuance of class A common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	27,600,000	1	—	—	705,937	—	—	705,938
Conversion of convertible preferred stock to common stock in connection with third-party tender offer	(803,481)	(53)	—	—	803,481	—	53	—	—	53
Conversion of convertible preferred stock to common stock in connection with initial public offering	(179,011,431)	(140,752)	179,011,431	2	—	—	140,750	—	—	140,752
Change in accumulated other comprehensive loss	—	—	—	—	—	—	—	(85)	—	(85)
Reclassification of common stock to class A and class B common stock	—	—	89,101,644	—	(89,101,644)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(17,601)	(17,601)
BALANCE—September 30, 2019	—	$—	295,713,075	$3	—	$—	$895,793	$(54)	$(124,507)	$771,235

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,387)	$(17,601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,367	8,776
Amortization of discounts or premiums on marketable securities	5,344	—
Amortization of debt discount and issuance costs	10,546	—
Amortization of deferred contract costs	7,348	3,688
Stock-based compensation, net of amounts capitalized	49,610	10,016
Non-cash lease expense	10,004	8,403
Allowance for credit losses on accounts receivable	2,656	835
Loss on disposal of property and equipment	4	442
Changes in operating assets and liabilities:
Accounts receivable, net	(21,253)	(32,224)
Deferred contract costs	(15,804)	(10,894)
Prepaid expenses and other current assets	(6,821)	(9,476)
Other assets	(605)	(8,480)
Accounts payable	6,406	4,213
Accrued expenses and other liabilities	6,884	(1,990)
Deferred revenue	27,964	51,096
Net cash provided by operating activities	85,263	6,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,477,063)	—
Maturities of marketable securities	268,500	—
Proceeds from sale of marketable securities	85,700	—
Purchases of property and equipment	(4,336)	(9,813)
Capitalized software development costs	(14,371)	(7,058)
Cash paid for acquisition of businesses; net of cash acquired	(2,363)	—
Net cash used in investing activities	(1,143,933)	(16,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	12,354	7,306
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering cost	(421)	708,659
Proceeds from issuance of common stock under the employee stock purchase plan	7,680	—
Employee payroll taxes paid related to net share settlement under the employee stock purchase plan	(977)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	730,207	—
Purchase of capped call related to convertible senior notes	(89,625)	—
Net cash provided by financing activities	659,218	715,965

Effect of exchange rate changes on cash, cash equivalents and restricted cash	393	49

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(399,059)	705,947
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	601,189	64,980
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$202,130	$770,927

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$186	$97

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$315	$1,574
Stock-based compensation included in capitalized software development costs	$1,521	$137
Vesting of early exercised options	$883	$1,490
Costs related to initial public offering included in accounts payable and accrued liabilities	$—	$2,721
Issuance of restricted shares of common stock for the acquisition of businesses	$5,169	$—
Acquisition holdback	$1,500	$—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$198,523	$760,945
Restricted cash – Including amounts in prepaid expense and other current assets and other assets	3,607	9,982
Total cash, cash equivalents and restricted cash	$202,130	$770,927

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements include the accounts of Datadog, Inc. and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or for any other interim period or for any other future year. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 25, 2020 (the “Annual Report”).

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

Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. Additionally, ASU No. 2016-13 amends the current available-for-sale security impairment model for debt securities held for investment. The new model will require an estimate of expected credit losses when the fair value is below the amortized cost of the asset. The credit-related impairment (and subsequent recoveries) are recognized as an allowance on the balance sheet with a corresponding adjustment to the income statement. Non-credit related losses will continue to be recognized through Other Comprehensive Income (Loss) (“OCI”). This guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted this ASU on January 1, 2020 and determined that ASU No. 2016-13 had no material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU No. 2018-15”), which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under Accounting Standard Codification (“ASC”) 350-40, Internal-Use Software, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company adopted ASU No. 2018-15 on January 1, 2020 and applied it prospectively to implementation costs incurred after the date of adoption. The Company’s adoption of ASU No. 2018-15 had no material impact on the Company's condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”), which aims to reduce complexity in accounting standards by improving certain areas of GAAP without compromising information provided to users of financial statements. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. It is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company early adopted ASU No. 2019-12 during the quarter ended September 30, 2020 with no material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (“Subtopic 815-40”) (“ASU No. 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. ASU No. 2020-06 is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU No. 2020-06 will be effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted, but not before annual reporting periods beginning after December 15, 2020. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

3. Marketable Securities

The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$965,398	$1,784	$(154)	$967,028
Certificates of deposit	34,225	37	—	34,262
U.S. government treasury securities	169,306	427	(2)	169,731
Commercial paper	125,218	30	(8)	125,240
Marketable securities	$1,294,147	$2,278	$(164)	$1,296,261

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$80,376	$46	$(5)	$80,417
U.S. government treasury securities	72,467	10	(4)	72,473
Commercial paper	23,784	—	—	23,784
Marketable securities	$176,627	$56	$(9)	$176,674

As of September 30, 2020, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$1,074,047
Due in one year through five years	222,214
Total	$1,296,261

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

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$159,536	$—	$—	$159,536
Commercial paper	—	10,500	—	10,500
Corporate debt securities	—	10,601	—	10,601
Marketable Securities:
Corporate debt securities	—	967,028	—	967,028
Certificates of deposit	—	34,261	—	34,261
U.S. government treasury securities	—	169,731	—	169,731
Commercial paper	—	125,240	—	125,240
Total financial assets	$159,536	$1,317,361	$—	$1,476,897

	Fair Value Measurement as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$588,762	$—	$—	$588,762
Marketable Securities:
Corporate debt securities	—	80,417	—	80,417
U.S. government treasury securities	—	72,473	—	72,473
Commercial paper	—	23,784	—	23,784
Total financial assets	$588,762	$176,674	$—	$765,436

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper, corporate debt securities, certificates of deposit, and U.S. government treasury securities within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

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

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Computers and equipment	$10,544	$7,536
Furniture and fixtures	5,090	4,804
Leasehold improvements	17,510	16,517
Capitalized software development costs	40,522	24,630
Total property and equipment	$73,666	$53,487
Less: accumulated depreciation and amortization	(31,607)	(20,738)
Total property and equipment, net	$42,059	$32,749

The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.

Depreciation and amortization expense was approximately $3.7 million and $10.7 million for the three and nine months ended September 30, 2020, respectively. Depreciation and amortization expense was approximately $3.8 million and $8.3 million for the three and nine months ended September 30, 2019, respectively.

6. Acquisition, Intangible Assets and Goodwill

2020 Acquisition

During the nine months ended September 30, 2020, we completed an acquisition with the purchase price in cash and stock. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase price was allocated to intangible assets in the amount of $1.5 million and goodwill in the amount of $7.8 million based on the respective estimated fair values. The resulting goodwill is not deductible for income tax purposes.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$3,291	$(964)	$2,327	2-3 years

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$3,046	$(1,611)	$1,435	2-3 years

Intangible amortization expense was approximately $0.3 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.7 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization of developed technology is included in cost of revenue on the Company’s condensed consolidated statement of operations.

As of September 30, 2020, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2020	$273
2021	1,027
2022	774
2023	253
Total	$2,327

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2019	$9,058
Foreign currency translation adjustments	339
2020 acquisition	7,814
Balance as of September 30, 2020	$17,211

7. Convertible Senior Notes

On June 2, 2020, the Company issued $747.5 million aggregate principal amount of 0.125% convertible senior notes due 2025 (the “2025 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). The total net proceeds from the sale of the 2025 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $730.2 million. The 2025 Notes bear interest at a rate of 0.125% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The 2025 Notes will mature on June 15, 2025, unless earlier converted, redeemed or repurchased.

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

On or after March 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes, in integral multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. The conversion rate for the 2025 Notes is initially 10.8338 shares of Class A common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $92.30 per share of Class A common stock), subject to adjustment as set forth in the Indenture. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of its Class A common stock, the amount of cash and shares of Class A common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 30 trading day observation period as described in the Indenture. In addition, if specific corporate events occur prior to the applicable maturity date, or if the Company elects to redeem the 2025 Notes, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event or redemption in certain circumstances. It is the Company’s current intent to settle the principal amount of the 2025 Notes in cash.

During the three months ended September 30, 2020, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes were therefore not convertible during the three months ended September 30, 2020 and were classified as long-term debt on the Company’s condensed consolidated balance sheets.

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

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

September 30, 2020
Principal	$747,500
Unamortized debt discount	(167,240)
Unamortized debt issuance costs	(12,577)
Net carrying amount	$567,683

The net carrying amount of the equity component of the 2025 Notes was as follows (in thousands):

September 30, 2020
Debt discount for conversion option	$177,169
Issuance costs	(4,099)
Net carrying amount	$173,070

As of September 30, 2020, the total estimated fair value of the 2025 Notes was approximately $994.1 million. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates.

The following table sets forth the interest expense related to the 2025 Notes for each of the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Contractual interest expense	$234	$306
Amortization of debt discount	7,589	9,929
Amortization of issuance costs	473	617
Total	$8,296	$10,852

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

In September 2020, the Company entered into a cloud hosting agreement for a total purchase commitment of $76.7 million payable over three years through October 2023.

Non-Income Tax Matters—In January 2016, the Company recorded a $5.4 million contingent Federal payroll tax liability in conjunction with common stock repurchase transactions, as part of a capital raise, with certain of its employees. The potential payroll tax treatment of these transactions was subject to uncertainty, and the contingent payroll tax liability was deemed probable and reasonably estimable. On April 15, 2020, the period of limitations for assessing the contingent Federal payroll tax liability expired and the Company was legally released from being the primary obligor. As a result, the Company recognized a $5.6 million benefit in the condensed consolidated statement of operations during the nine months ended September 30, 2020.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three and nine months ended September 30, 2020 and 2019.

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

9. Leases

The Company has entered into various noncancelable operating leases for its facilities expiring between 2020 and 2029. Certain lease agreements contain an option for the Company to renew a lease for a term of up to five years or an option to terminate a lease early within three years. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost(1)	$4,252	$3,885	$12,322	$9,715
Variable lease cost(2)	—	126	—	136
Short-term lease cost	867	564	2,763	2,148

1)

Includes non-cash lease expense of $3.4 million and $3.1 million for the three months ended September 30, 2020 and 2019, respectively, and $10.0 million and $7.6 million for the nine months ended September 30, 2020 and 2019, respectively.

2)	Primarily related to Consumer Price Index adjustments, common area maintenance and property tax.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities	$10,622	$6,077
Operating lease assets obtained in exchange for new lease liabilities	11,581	14,618

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2020	$4,421
2021	17,627
2022	17,410
2023	15,291
2024	2,572
2025 and beyond	15,512
Total lease payments	$72,833
Less: imputed interest	(8,100)
Present value of lease liabilities	$64,733

As of September 30, 2020, the Company had two additional operating leases that had not yet commenced, which are excluded from the table above. The first operating lease will commence in fiscal year 2021 and had $19.0 million of undiscounted future payments with a lease term of 7.75 years. The second operating lease will commence in October 2020 and had $7.1 million of undiscounted future payments with a lease term of 3.25 years.

Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)	4.8	4.0
Weighted-average discount rate	4.75%	4.98%

10. Revenue

Geographical Information

Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America	$114,679	$70,904	$320,166	$186,340
International	39,996	24,960	105,769	62,796
Total	$154,675	$95,864	$425,935	$249,136

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

Revenue recognized during the three months ended September 30, 2020 and 2019 that was included in the deferred revenue balances at the beginning of each such period was $73.3 million and $43.5 million, respectively. Revenue recognized during the nine months ended September 30, 2020 and 2019 that was included in the deferred revenue balances at the beginning of each such period was $121.0 million and $62.9 million, respectively.

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of September 30, 2020 and December 31, 2019, the aggregate transaction price allocated to remaining performance obligations was $316.3 million and $243.8 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.

Accounts Receivable

Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. During the nine months ended September 30, 2020 and 2019, the Company charged $0.9 million and $0.2 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of September 30, 2020, and December 31, 2019, unbilled accounts receivable of approximately $17.2 million and $14.4 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.

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

Deferred contract costs on the Company’s condensed consolidated balance sheets were $34.2 million and $25.8 million as of September 30, 2020 and December 31, 2019, respectively. Amortization expense was $2.7 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively, and was $7.3 million and $3.7 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table represents a rollforward of the Company’s deferred contract costs (in thousands):

Amount
Balance as of December 31, 2019	$25,755
Additions to deferred contract costs	15,804
Amortization of deferred contract costs	(7,348)
Balance as of September 30, 2020	$34,211

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

During the three and nine months ended September 30, 2020, 16,808,933 shares and 134,419,844 shares of Class B common stock were converted into Class A common stock, respectively.

As of September 30, 2020, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 206,054,826 shares of Class A common stock and 98,337,015 shares of Class B common stock were issued and outstanding.

Equity Incentive Plans

The Company has two equity incentive plans, the 2012 equity incentive plan (the “2012 Plan”) and the 2019 equity incentive plan (the “2019 Plan”).  In connection with the IPO, the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based and other awards, each valued or based on the Company’s Class A common stock, to employees, consultants, and advisors of the Company. As of September 30, 2020, there were 43,324,876 shares available for grant under the 2019 Plan.

Stock Options

The following table summarizes the Company’s stock option activity and weighted-average exercise prices:

	Number Of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance outstanding—December 31, 2019	36,384,767	$2.96	7.6	$1,266,938
Options granted	14,600	41.19
Options exercised	(7,555,561)	1.64
Options forfeited or expired	(511,680)	4.63
Balance outstanding—September 30, 2020	28,332,126	$3.31	6.9	$2,800,772

As of September 30, 2020, there were 35,300 shares of Class A common stock and 28,296,826 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2019, there were 20,700 shares of Class A common stock and 36,364,067 shares of Class B common stock issuable upon the exercise of options outstanding.

Total compensation cost related to unvested awards not yet recognized was approximately $67.8 million and $90.5 million as of September 30, 2020 and December 31, 2019, respectively. The weighted-average period over which this compensation cost related to unvested employee awards will be recognized is 2.2 years and 2.7 years as of September 30, 2020 and December 31, 2019, respectively.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2020 and 2019 was $16.55 and $8.68, respectively. The Company received approximately $12.4 million and $7.3 million in cash proceeds from options exercised during the nine months ended September 30, 2020 and 2019, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019 was approximately $443.4 million and $106.0 million, respectively. The aggregate fair value of options vested during the nine months ended September 30, 2020 and 2019 was $19.6 million and $8.5 million, respectively.

Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. The Company has recorded liabilities related to early exercises of 639,000 shares of common stock and 1,239,750 shares of common stock as of September 30, 2020 and December 31, 2019, respectively.

Restricted Stock Units

The following table summarizes the activity for the Company’s unvested RSUs:

	Shares	Weighted- Average Fair Value
Balance—December 31, 2019	647,094	$36.08
Awarded	4,102,243	54.12
Vested	(8,234)	35.81
Forfeited/canceled	(101,468)	42.97
Unvested and outstanding—September 30, 2020	4,639,635	$51.88

In June 2020, the Company granted 96,210 restricted shares of Class A common stock, which are subject to service-based vesting conditions over approximately four years. Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $227.2 million and $30.4 million as of September 30, 2020 and December 31, 2019, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares will be recognized is 3.5 years and 3.9 years as of September 30, 2020 and December 31, 2019, respectively.

Employee Stock Purchase Plan

In September 2019, the Board adopted and approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on the date of the final prospectus for the Company’s IPO (the “Final Prospectus”). As of September 30, 2020, 9,354,222 shares of Class A common stock remain available for grant under the ESPP.

The ESPP is implemented through a series of offerings under which eligible employees are granted purchase rights to purchase shares of the Company’s Class A common stock on specified dates during such offerings. Under the ESPP, the Company may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP.

The Company recognized $1.4 million and $3.5 million of stock-based compensation expense related to the ESPP during the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, $5.9 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. During the nine months ended September 30, 2020, the Company issued 320,104 shares of Class A common stock under the ESPP.

Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company recognizes and measures compensation expense for all stock-based payment awards granted to employees, directors, and nonemployees based on the fair value of the awards on the date of grant. The determination of the grant date fair value using an option-pricing model is affected by the estimated fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The fair value of RSUs is determined by the closing price on the date of grant of the Company’s Class A common stock, as reported on the Nasdaq Global Select Market. The Company estimates the fair value of the rights to acquire stock under the ESPP using the Black-Scholes option-pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period and account for forfeitures as they occur.

Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$529	$161	$1,167	$372
Research and development	10,173	1,934	24,723	3,709
Sales and marketing	6,068	1,540	13,683	3,276
General and administrative	3,946	1,042	10,037	2,659
Stock-based compensation, net of amounts capitalized	20,716	4,677	49,610	10,016
Capitalized stock-based compensation expense	1,220	14	1,521	137
Total stock-based compensation expense	$21,936	$4,691	$51,131	$10,153

12. Interest Income and Other Income, Net

Interest income and other income, net consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$6,585	$507	$14,734	$1,036
Other income, net	550	(417)	470	(390)
Interest income and other income, net	$7,135	$90	$15,204	$646

13. Income Taxes

The Company has an effective tax rate of (4.09)% and (0.8)% for the three months ended September 30, 2020 and 2019, respectively, and (18.88)% and (2.2)% for the nine months ended September 30, 2020 and 2019, respectively. The Company has incurred U.S. operating losses and has minimal profits in its foreign jurisdictions.

The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve deemed immaterial for each of the nine months ended September 30, 2020 and 2019. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.

The Company early adopted the provisions of ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”) during the quarter ended September 30, 2020. As a result of the adoption of ASU No. 2019-12, the tax effect of the Company’s loss from continuing operations for the nine months ended September 30, 2020 was computed without regard to items other than from continuing operations. Furthermore, a valuation allowance was recorded to reduce the Company’s net deferred tax assets to its realizable value.

The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company recorded a full valuation allowance against substantially all of its net deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.

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

Under ASC 740, the effects of new legislation would need to be recognized in the period of enactment. Therefore, the effects of the CARES Act would need to be accounted for in the quarter that includes March 27, 2020. The Company evaluated the provisions of the CARES Act and determined that there was no material impact for the three and nine months ended September 30, 2020. The Company will continue to monitor any updates to the legislation and assess the potential income tax impact.

14. Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities. Immediately prior to the consummation of the Company’s IPO in September 2019, all outstanding shares of convertible preferred stock and common stock were converted into shares of Class B common stock. As a result, Class A and Class B common stock are the only outstanding equity in the Company.

Basic and diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the conversion of Class B common stock is assumed in the computation of the diluted net income (loss) per share of Class A common stock, the undistributed earnings are equal to net income (loss) for that computation.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Basic net loss per share:	Class A	Class B			Class A	Class B
Numerator:
Net loss	$(9,773)	$(5,377)	$(93)	$(4,068)	$(4,257)	$(4,130)	$(157)	$(17,444)
Denominator:
Weighted-average shares used in calculating net loss per share, basic	195,176	107,378	2,322	101,554	151,806	147,299	782	86,976
Basic net loss per share	$(0.05)	$(0.05)	$(0.04)	$(0.04)	$(0.03)	$(0.03)	$(0.20)	$(0.20)
Diluted net loss per share:
Numerator:
Allocation of distributed loss for basic computation	$(9,773)	$(5,377)	$(93)	$(4,068)	$(4,257)	$(4,130)	$(157)	$(17,444)
Reallocation of undistributed loss as a result of conversion of Class B to Class A shares	(5,377)	—	(4,068)	—	(4,130)	—	(17,444)	—
Allocation of undistributed loss	$(15,150)	$(5,377)	$(4,161)	$(4,068)	$(8,387)	$(4,130)	$(17,601)	$(17,444)
Denominator:
Number of shares used in basic calculation	195,176	107,378	2,322	101,554	151,806	147,299	782	86,976
Weighted-average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	107,378	—	101,554	—	147,299	—	86,976	—
Number of shares used in diluted calculation	302,554	107,378	103,876	101,554	299,105	147,299	87,758	86,976
Diluted net loss per share	$(0.05)	$(0.05)	$(0.04)	$(0.04)	$(0.03)	$(0.03)	$(0.20)	$(0.20)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of September 30,
	2020	2019
Shares subject to outstanding stock options and restricted stock units	32,972	37,153
Unvested early exercised stock options and restricted stock	919	1,548
Shares subject to the employee stock purchase plan	131	—
Total	34,022	38,701

The Company uses the treasury stock method for calculating the potential dilutive effect of the conversion spread on diluted net income per share; if any, as the Company currently expects to settle the principal amount of the 2025 Notes in cash, and any excess in shares of the Company’s Class A common stock. The shares of the underlying conversion option for the 2025 Notes were not considered in the calculation of diluted net income per share as the effect would have been anti-dilutive. The effect of the conversion spread becomes dilutive when the average share price for the Company’s Class A common stock exceeds the conversion price of $92.30 per share, which did not occur as of September 30, 2020.

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

As of September 30, 2020, we had $202.1 million in cash, cash equivalents and restricted cash. We generated revenue of $154.7 million and $95.9 million in the three months ended September 30, 2020 and 2019, respectively, representing year-over-year growth of 61%. For the nine months ended September 30, 2020 and 2019, our revenue was $425.9 million and $249.1 million, respectively, representing year-over-year growth of 71%. Substantially all of our revenue is subscription software sales. Our net loss was $(15.2) million and $(4.2) million for the three months ended September 30, 2020 and 2019, respectively, and $(8.4) million and $(17.6) million for the nine months ended September 30, 2020 and 2019, respectively. We generated operating cash flow of $85.3 million and $6.8 million in the nine months ended September 30, 2020 and 2019, respectively. Our free cash flow was $66.6 million and $(10.1) million in the nine months ended September 30, 2020 and 2019, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” for additional information.

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

Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of September 30, 2020, we had approximately 13,100 customers spanning organizations of a broad range of sizes and industries, compared to approximately 9,500 as of September 30, 2019. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors, and the effectiveness of our marketing efforts.

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

Expanding Within Our Existing Customer Base

Our base of customers represents a significant opportunity for further sales expansion. As of September 30, 2020, we had 1,107 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 77% of our ARR, up from 727 customers as of September 30, 2019, representing 73% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under generally accepted accounting principles in the United States, or GAAP, on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of each of September 30, 2020 and 2019, our dollar-based net retention rate was above 130%. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the dollar-based net retention rate.

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

Sustaining Innovation and Technology Leadership

Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have proven initial success of our platform approach, through expansion beyond our initial infrastructure monitoring solution, to include APM in 2017, logs in 2018, user experience and network performance monitoring in 2019, and security monitoring in April 2020. As of September 30, 2020, approximately 71% of our customers were using more than one product, up from approximately 50% a year earlier. We believe these metrics indicate strong momentum in the uptake of our newer platform products.

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

Expanding Internationally

We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 25% of total revenue in each of the nine months ended September 30, 2020 and 2019. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in Europe, the Middle East, Africa and in the Asia Pacific region. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, including in Dublin, London, Amsterdam, Paris, Singapore, Sydney and Tokyo.

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

Sales and Marketing

Sales and marketing expense consists primarily of personnel costs for our sales and marketing organization, costs of general marketing and promotional activities, including the free tier and free introductory trials of our products, travel-related expenses and allocated overhead costs. Sales commissions earned by our sales force are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be four years. We expect that our sales and marketing expense will increase in absolute dollars.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of interest expense due to our 0.125% convertible senior notes due 2025, or the 2025 Notes, and amortization of premiums on our marketable securities, partially offset by interest income, primarily due to income earned from investments in marketable securities and money market funds.

Provision for Income Taxes

Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We recorded a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue	$154,675	$95,864	$425,935	$249,136
Cost of revenue (1)(2)(4)	33,984	23,297	89,340	63,225
Gross profit	120,691	72,567	336,595	185,911
Operating expenses
Research and development (1)(3)(4)	56,440	28,684	142,928	75,531
Sales and marketing (1)(3)(4)	57,142	38,836	153,626	105,061
General and administrative (1)(3)(4)	16,376	9,265	44,876	23,193
Total operating expenses	129,958	76,785	341,430	203,785
Operating loss	(9,267)	(4,218)	(4,835)	(17,874)
Other (expense) income, net:
Interest expense (5)	(12,423)	—	(17,424)	—
Interest income and other income, net	7,135	90	15,204	646
Other (expense) income, net	(5,288)	90	(2,220)	646
Loss before provision for income taxes	(14,555)	(4,128)	(7,055)	(17,228)
Provision for income taxes	(595)	(33)	(1,332)	(373)
Net loss	$(15,150)	$(4,161)	$(8,387)	$(17,601)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$529	$161	$1,167	$372
Research and development	10,173	1,934	24,723	3,709
Sales and marketing	6,068	1,540	13,683	3,276
General and administrative	3,946	1,042	10,037	2,659
Total	$20,716	$4,677	$49,610	$10,016

(2)	Includes amortization of acquired intangibles expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$274	$179	$668	$531

(3)	Includes non-cash benefit related to tax adjustment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$—	$—	$(2,729)	$(2,344)
Sales and marketing	—	—	(449)	(397)
General and administrative	—	—	(2,383)	(2,266)
Total	$—	$—	$(5,561)	$(5,007)

(4)	Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$32	$—	$154	$—
Research and development	418	—	1,877	262
Sales and marketing	1,354	88	3,014	279
General and administrative	282	—	552	19
Total	$2,086	$88	$5,597	$560

(5)	Includes amortization of debt discount and issuance costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Interest expense	$8,062	$—	$10,546	$—

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%	100%
Cost of revenue	22	24	21	25
Gross profit	78	76	79	75
Operating expenses
Research and development	36	30	34	31
Sales and marketing	37	41	36	42
General and administrative	11	10	11	9
Total operating expenses	84	81	80	82
Operating loss	(6)	(4)	(1)	(7)
Other (expense) income, net:
Interest expense	(8)	0	(4)	0
Interest income and other income, net	5	0	4	0
Other (expense) income, net	(3)	0	0	0
Loss before provision for income taxes	(9)	(4)	(2)	(7)
Provision for income taxes	0	(1)	0	(1)
Net loss	(10)%	(5)%	(2)%	(8)%

(1)	Certain items may not total due to rounding.

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended
	September 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Revenue	$154,675	$95,864	$58,811	61%

Revenue increased by $58.8 million, or 61%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Approximately 60% of the increase in revenue was attributable to growth from existing customers, and the remaining 40% was attributable to growth from new customers.

Cost of Revenue and Gross Margin

	Three Months Ended
	September 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Cost of revenue	$33,984	$23,297	$10,687	46%
Gross margin	78%	76%	2%

Cost of revenue increased by $10.7 million, or 46%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was primarily due to an increase of $9.3 million in third-party cloud infrastructure hosting and software costs and $1.4 million of personnel expenses as a result of increased headcount.

Our gross margin increased 2% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily as a result of increased revenue and cost savings from our third-party cloud infrastructure providers.

Research and Development

	Three Months Ended
	September 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Research and development	$56,440	$28,684	$27,756	97%
Percentage of revenue	36%	30%

Research and development expense increased by $27.8 million, or 97%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was primarily due to an increase of $22.2 million in personnel costs for our engineering, product and design teams as a result of increased headcount, an increase of $5.1 million in cloud hosting costs, and an increase of $0.5 million in allocated overhead costs necessary for supporting the growth of the business.

Sales and Marketing

	Three Months Ended
	September 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Sales and marketing	$57,142	$38,836	$18,306	47%
Percentage of revenue	37%	41%

Sales and marketing expense increased by $18.3 million, or 47%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was primarily due to an increase of $16.4 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel, an increase of $1.5 million in marketing and promotional activities and increase of $0.4 million in allocated overhead costs.

General and Administrative

	Three Months Ended
	September 30,
	2020	2019	Change	% Change
	(dollars in thousands)
General and administrative	$16,376	$9,265	$7,111	77%
Percentage of revenue	11%	10%

General and administrative expense increased by $7.1 million, or 77%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was primarily due to an increase of $4.8 million in personnel costs as a result of increased headcount, an increase of $1.5 million related to insurance fees, an increase of $0.5 million related to bad debt expense and an increase of $0.5 million related to allocated overhead costs. These amounts were partially offset by a decrease of $0.2 million related to professional services fees.

Other (Expense) Income, Net

	Three Months Ended
	September 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Other (expense) income, net	$(5,288)	$90	$(5,378)	(5,976%)
Percentage of revenue	(3%)	0%

Other (expense) income, net decreased by $5.4 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. For the three months ended September 30, 2020, other expense included $8.3 million interest expense related to our 2025 Notes and $4.1 million amortization of premiums on our marketable securities. These amounts were partially offset by an increase of $7.0 million in interest income, mainly due to income earned from investments in marketable securities and money market funds.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenue

	Nine Months Ended
	September 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Revenue	$425,935	$249,136	$176,799	71%

Revenue increased by $176.8 million, or 71%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Approximately 60% of the increase in revenue was attributable to the growth from existing customers, and the remaining 40% was attributable to growth from new customers.

Cost of Revenue and Gross Margin

	Nine Months Ended
	September 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Cost of revenue	$89,340	$63,225	$26,115	41%
Gross margin	79%	75%	4%

Cost of revenue increased by $26.1 million, or 41%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily due to an increase of $21.2 million in third-party cloud infrastructure hosting and software costs, an increase of $3.5 million in personnel expenses as a result of increased headcount, an increase of $0.8 million of depreciation and amortization, and an increase of $0.6 million of credit card processing fees and allocated overhead costs.

Our gross margin increased 4% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily as a result of increased revenue and cost savings from our third-party cloud infrastructure providers.

Research and Development

	Nine Months Ended
	September 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Research and development	$142,928	$75,531	$67,397	89%
Percentage of revenue	34%	31%

Research and development expense increased by $67.4 million, or 89% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily due to an increase of $57.6 million in personnel costs for our engineering, product and design teams as a result of increased headcount, an increase of $5.4 million in allocated overhead costs necessary for supporting the growth of the business and an increase of $4.4 million in cloud hosting costs.

Sales and Marketing

	Nine Months Ended
	September 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Sales and marketing	$153,626	$105,061	$48,565	46%
Percentage of revenue	36%	42%

Sales and marketing expense increased by $48.6 million, or 46%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily due to an increase of $41.2 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel, an increase of $4.3 million in marketing and promotional activities and an increase of $3.1 million in in allocated overhead costs.

General and Administrative

	Nine Months Ended
	September 30,
	2020	2019	Change	% Change
	(dollars in thousands)
General and administrative	$44,876	$23,193	$21,683	93%
Percentage of revenue	11%	9%

General and administrative expense increased by $21.7 million, or 93%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily due to an increase of $13.0 million in personnel expenses as a result of increased headcount, an increase of $4.8 million related to insurance fees, an increase of $2.0 million in allocated overhead expenses and an increase of $2.0 million related to bad debt expense. These amounts were partially offset by a decrease of $0.8 million related to professional services fees. In addition, general and administrative expense included a one-time donation in the amount of $0.7 million from Datadog and its employees in support of various charity organizations.

Other (Expense) Income, Net

	Nine Months Ended
	September 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Other (expense) income, net	$(2,220)	$646	$(2,866)	(444%)
Percentage of revenue	0%	0%

Other (expense) income, net decreased by $2.9 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. For the nine months ended September 30, 2020, other expense included $10.9 million interest expense due to our 2025 Notes and $6.6 million amortization of premiums on our marketable securities. These amounts were partially offset by an increase of $14.6 million in interest income mainly due to income earned from investments in marketable securities and money market funds.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through sales of subscriptions and the net proceeds we have received from issuance of equity and debt securities.

In June 2020, we issued $747.5 million aggregate principal amount of the 2025 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the sale of the 2025 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $730.2 million.

As of September 30, 2020, we had $198.5 million in cash and cash equivalents, and $1,296.3 million in marketable securities.

Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of commercial debt securities, certificates of deposit, U.S. government treasury and commercial paper.

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

A substantial source of our cash from operations is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which will be recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2020, we had deferred revenue of $166.5 million, of which $164.0 million was recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash provided by operating activities	$85,263	$6,804
Cash used in investing activities	(1,143,933)	(16,871)
Cash provided by financing activities	659,218	715,965

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

Cash provided by operating activities for the nine months ended September 30, 2020 of $85.3 million was primarily related to our net loss of $(8.4) million, adjusted for non-cash charges of $96.9 million and net cash outflows of $3.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment, amortization of acquired intangibles, non-cash lease expense, amortization of debt discount and issuance costs relating to 2025 Notes, and amortization of deferred contract costs. The main drivers of the changes in operating assets and liabilities were related to a $28.0 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, a $6.9 million increase in accrued expenses and other liabilities and a $6.4 million increase in accounts payable. These amounts were partially offset by a $21.3 million increase in accounts receivable, net, due to increases in sales, a $15.8 million increase in deferred contract costs related to commissions paid on new bookings, a $6.8 increase in prepaid expenses and other current assets, primarily driven by prepaid hosting services and a $0.6 million increase in other assets.

Cash provided by operating activities for the nine months ended September 30, 2019 of $6.8 million was primarily related to our net loss of $(17.6) million, adjusted for non-cash charges of $32.2 million and net cash outflows of $7.8 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment, and amortization of acquired intangibles. The main drivers of the changes in operating assets and liabilities were related to a $51.1 million increase in deferred revenue, resulting primarily from increased billings for subscriptions and a $4.2 million increase in accounts payable. These amounts were partially offset by a $2.0 million decrease in accrued expenses and other liabilities, a $32.2 million increase in accounts receivable, net, due to increases in sales, a $9.5 million increase in prepaid expenses and other current assets, primarily driven by prepaid hosting services, a $10.9 million increase in deferred contract costs related to commissions paid on new bookings and a $8.5 million increase in other assets.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020 was $1,143.9 million, and was primarily the result of investment in marketable securities of $1,477.1 million, a $14.4 million increase in capitalization of software development costs, a $4.3 million increase in capital expenditures to purchase property and equipment to support office space and site operations, and a $2.4 million paid for an acquisition. These amounts were partially offset by proceeds of $268.5 million and $85.7 million from maturities and sales of marketable securities, respectively.

Cash used in investing activities for the nine months ended September 30, 2019 was $16.9 million, and was the result of $9.8 million increase in capital expenditures to purchase property and equipment to support additional office space and site operations and $7.1 million increase in capitalization of software development costs.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $659.2 million and was primarily attributable to proceeds from the issuance of the 2025 Notes in the amount of $730.2 million, net of issuance costs, proceeds from the exercise of stock options in the amount of $12.3 million, and proceeds from the issuance of common stock under the 2019 Employee Stock Purchase Plan, or ESPP, in the amount of $7.7 million. These amounts were partially offset by an $89.6 million purchase of the capped call in connection with the issuance of the 2025 Notes, $1.0 million of taxes paid in connection with the ESPP and $0.4 million of initial public offering, or IPO, costs.

Cash provided by financing activities for the nine months ended September 30, 2019 was $716.0 million and was primarily the result of aggregate net proceeds from our IPO in the amount of $708.7 million and proceeds from the exercise of stock options in the amount of $7.3 million.

Non-GAAP Free Cash Flow

We report our financial results in accordance with GAAP. To supplement our condensed consolidated financial statements, we provide investors with the amount of free cash flow, which is a non-GAAP financial measure. Free cash flow represents net cash used in operating activities, reduced by capital expenditures and capitalized software development costs, if any. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The reduction of capital expenditures and amounts capitalized for software development facilitates comparisons of our liquidity on a period-to-period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and board of directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. Free cash flow should be considered alongside our other GAAP-based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results.

The following table presents our cash flows for the periods presented and a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$85,263	$6,804
Less: Purchases of property and equipment	(4,336)	(9,813)
Less: Capitalized software development costs	(14,371)	(7,058)
Free cash flow	$66,556	$(10,067)

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our operating leases, purchase commitments to our cloud hosting providers and other vendors, and obligations to pay the 2025 Notes’ coupons and principal.

In January 2020, we entered into a cloud services agreement, pursuant to which we are required to purchase an aggregate of at least $21.0 million of cloud services through January 2023.

In April 2020, we signed a new lease agreement with the existing landlord of our office in Boston. Per the agreement, we are required to pay an aggregate amount of $19.0 million over the course of the lease term from September 2021 through May 2029 for the new premises. Additionally, our existing Boston leases were extended from November 2025 through May 2029, requiring payment of an additional aggregate amount of $13.3 million to be paid over the course of the extended term for the covered space.

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

In July 2020, we signed a new lease agreement relating to our office in New York City. Per the agreement, we are required to pay an aggregate amount of $7.1 million over the course of the lease term from March 2021 through December 2023 for the new premises.

In September 2020, we entered into a cloud hosting agreement for a total purchase commitment of $76.7 million payable over three years through October 2023.

There were no other material changes outside the ordinary course of business in our contractual obligations and commitments, as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.

Off-Balance Sheet Arrangements

As of September 30, 2020 we did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk

As of September 30, 2020, we had $180.6 million in cash equivalents, and $1,296.3 million in marketable securities, which consisted of commercial debt, certificates of deposit, U.S. government treasury and agency securities, and commercial paper. In addition, we had $3.6 million of restricted cash due to the outstanding letters of credit established in connection with lease agreements for our facilities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of September 30, 2020, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.

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

Foreign Currency Exchange Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. All of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, France, Ireland, the United Kingdom, Japan, Australia and the Netherlands. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results.

item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risk Factors Summary

Investing in our Class A common stock involves numerous risks and uncertainties, as more fully described below. You should read these risks before you invest in our Class A common stock. In particular, risks associated with our business include, but are not limited to, the following:

•	The ongoing COVID-19 pandemic and any related economic downturn could negatively impact our business, financial condition and results of operations.
•

Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.

•	Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•	We have a history of operating losses and may not achieve or sustain profitability in the future.
•	We have a limited operating history, which makes it difficult to forecast our future results of operations.
•

Our business depends on our existing customers purchasing additional subscriptions and products from us and renewing their subscriptions. If our customers do not renew or expand their subscriptions with us, our future operating results would be harmed.

•	If we are unable to attract new customers, our business, financial condition and results of operations may be adversely affected.
•	Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.
•

If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data or our platform, our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities.

•	Interruptions or performance problems associated with our products and platform capabilities may adversely affect our business, financial condition and results of operations.
•

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or to changing customer needs, requirements or preferences, our platform and products may become less competitive.

•	The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition and results of operations could be harmed.

•	We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition and results of operations could be harmed.
•

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

COVID-19 could also adversely affect workforces, economies and financial markets globally, potentially leading to an economic downturn and a reduction in customer spending on our solutions or an inability for our customers, partners, suppliers or vendors or other parties with whom we do business to meet their contractual obligations. While it is not possible at this time to predict the duration and extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular, the continued spread of COVID-19 and the measures taken by governments, businesses and other organizations in response to COVID-19 could adversely impact our business, financial condition and results of operations. For example, during the second quarter of 2020, we experienced some impact to the rate of usage growth from our existing customers. In addition, we have provided and may continue to provide guidance about our business and future operating results, which is based on certain assumptions, estimates and expectations as of the date such guidance is given. Guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. If we were to revise or fail to meet our announced guidance or expectations of analysts as a result of these factors, the price of our Class A common stock could be negatively affected. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability expand within our existing customer base, acquire new customers, develop and expand our sales and marketing capabilities and expand internationally.

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

Our revenue was $425.9 million, $249.1 million, $362.8 million and $198.1 million for the nine months ended September 30, 2020 and 2019 and the years ended December 31, 2019 and 2018, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We generated net loss of $(8.4) million, $(17.6) million, $(16.7) million and $(10.8) million for the nine months ended September 30, 2020 and 2019 and the years ended December 31, 2019 and 2018, respectively. As of September 30, 2020, we had an accumulated deficit of $132.0 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or consistently maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 25% of total revenue in each of the nine months ended September 30, 2020 and 2019. Beyond North America, we now have sales presence internationally, including in Dublin, Paris, London, Singapore, Tokyo, Seoul and Sydney. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of September 30, 2020, approximately 36% of our full-time employees were located outside of the United States, 42% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2020, holders of our Class B common stock represented approximately 83% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, including our directors, executive officers and their affiliates, will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even while their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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

Further, as of September 30, 2020, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

DATADOG, INC.

Date: November 12, 2020	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)