Form 10-K
period 2020-12-31
Datadog, Inc.
filed 2021-03-01
CIK 1561550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Select Market on June 30, 2020 was approximately $26.28 billion.

As of February 15, 2021, there were 221,583,813 shares of the registrant’s Class A common stock and 84,907,962 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

DATADOG, INC.

2020 ANNUAL REPORT ON FORM 10-K

RISK FACTORS SUMMARY

Our operations and financial results and an investment in our Class A common stock are subject to various risks and uncertainties, the most significant of which are summarized below. You should consider carefully the summary below and the risks and uncertainties described in the “Risk Factors” section of this Annual Report on Form 10-K, as well as the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below and in “Risk Factors” are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of such risks or others not specified below or in “Risk Factors” materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline.

•	The ongoing COVID-19 pandemic and any related economic downturn could negatively impact our business, financial condition and results of operations.
•

Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.

•	Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•	We have a history of operating losses and may not achieve or sustain profitability in the future.
•	We have a limited operating history, which makes it difficult to forecast our future results of operations.
•	We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
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
•

If we or our third-party service providers experience, or are unable to protect against cyber attacks, ransomware, security incidents, or security breaches, or if unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, then our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities or additional expenses.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectations regarding our revenue, expenses and other operating results;
•	our ability to acquire new customers and successfully retain existing customers;
•	our ability to increase usage of our platform and upsell and cross sell additional products;
•	our ability to achieve or sustain our profitability;
•	the impact of the COVID-19 pandemic and responses thereto on our business, financial condition and results of operations;
•	future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•	the costs and success of our sales and marketing efforts, and our ability to promote our brand;
•	our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•	our ability to effectively manage our growth, including any international expansion;
•	our ability to protect our intellectual property rights and any costs associated therewith;
•	our ability to compete effectively with existing competitors and new market entrants; and
•	the growth rates of the markets in which we compete.

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

MARKET, INDUSTRY AND OTHER DATA

The statistical data, estimates and forecasts referenced throughout this Annual Report on Form 10-K are based on independent industry publications or other publicly available information, as well as information based on our internal sources. While we believe the industry and market data included in this prospectus are reliable and are based on reasonable assumptions, these data involve many assumptions and limitations, and you are cautioned not to give undue weight to these estimates. We have not independently verified the accuracy or completeness of the data contained in these industry publications and other publicly available information. None of the industry publications referred to in this prospectus were prepared on our or on our affiliates’ behalf or at our expense. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” that could cause results to differ materially from those expressed in these publications and other publicly available information.

The Gartner content referenced herein (the “Gartner Content”) represents research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. The Gartner Content speaks as of its original publication date (and not as of the date of this Annual Report on Form 10-K) and the opinions expressed in the Gartner Content are subject to change without notice.

PART I

Item 1. Business

Overview

Datadog is the monitoring and analytics platform for developers, IT operations teams and business users in the cloud age.

Our SaaS platform integrates and automates infrastructure monitoring, application performance monitoring, log management and security monitoring to provide unified, real-time observability of our customers’ entire technology stack. Datadog is used by organizations of all sizes and across a wide range of industries to enable digital transformation and cloud migration, drive collaboration among development, operations and business teams, accelerate time to market for applications, reduce time to problem resolution, understand user behavior and track key business metrics.

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

From our founding goal of breaking down silos between Dev and Ops, we set out in 2010 to build a real-time data integration platform to turn chaos from disparate sources into digestible and actionable insights. In 2012, we launched our first use case with infrastructure monitoring, purpose-built to handle increasingly ephemeral cloud-native architectures. This enabled us to be deployed on our customers’ entire cloud IT environments and gave our product broad usage across Dev, Ops and business teams, in turn allowing us to address a bigger set of challenges through our platform. In 2017 we launched our Application Performance Monitoring, or APM, product, designed to be broadly deployed in very distributed, micro-services architectures. In 2018, we were the first to combine the “three pillars of observability” with the introduction of our Log Management product. To allow for full-stack observability, in 2019, we launched user Experience Monitoring and Network Performance Monitoring. In 2020, we extended into security with the launch of Security Monitoring to detect threats in real time, as well as launched Continuous Profiler and Incident Management to enhance workflows and collaboration as incidents occur. Today, we offer end-to-end monitoring and analytics, powered by a common data model that is extensible for potential new use cases.

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

We believe that our platform currently addresses a significant portion of the IT Operations Management market. According to Gartner, the IT Operations Management market represents a $44 billion opportunity in 2024. We believe a large portion of this spend is for legacy on-premise and private cloud environments but does not fully include the opportunity in modern multi-cloud and hybrid cloud environments. Our platform is designed to address both legacy and modern environments.

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

•

Scalable. Our SaaS platform is highly scalable and is delivered through the cloud. Our platform is massively scalable currently monitoring more than tens of trillion events a day and millions of servers and containers at any point in time. We offer secure, easily accessible data retention at full granularity for extensive periods of time, which can provide customers with a complete view of their historical data.

Key Benefits to Our Customers

Organizations of all sizes, in all industries, both private and public, purchase our products for a variety of use cases. As of December 31, 2020, we had approximately 14,200 customers in over 100 countries. Our platform provides the following key benefits to our customers:

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

•

Improve agility of development, operations, security and business teams. We eliminate the historical silos of development and operations teams and provide a platform that enables efficient and agile development through the adoption of DevOps and DevSecOps. Our platform enables development, operations and security teams to collaborate closely with a shared understanding of data and analytics. This helps them develop a joint understanding of application performance and shared insights into the infrastructure supporting the applications.

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

•

Expand within our existing customer base through broader deployments, new use cases and new product adoption. Our base of approximately 14,200 customers as of December 31, 2020 represents a significant opportunity for further sales expansion. We plan to continue to increase sales within our existing customer base through increased usage of our platform and the cross selling of additional products.

•

Expand our technology leadership through continued investment and new products. We intend to invest in expanding the functionality of our current platform and adding capabilities that address new market opportunities. We have a history of continued innovation. For example, in 2017 we launched APM, in 2018 we launched Log Management, in 2019 we launched User Experience Monitoring and Network Performance Monitoring, and in 2020 we launched Security Monitoring, Continuous Profiler and Incident Management.

•

Expand our customer base internationally. We believe there is a significant opportunity to continue to expand usage of our platform outside of the United States, as international markets have increased the shift of their IT spend to the cloud.

Our Platform

Our proprietary platform provides real-time insights into software applications and IT infrastructure performance to enable better user experiences, faster problem detection and resolution and smarter, more impactful business decisions. Our platform is also modular and includes infrastructure monitoring, application performance monitoring, log management, user experience monitoring, network performance monitoring, security monitoring, and incident management as well as a range of shared features such as sophisticated dashboards, advanced analytics, collaboration tools and alerting capabilities. Each of our products is fully capable stand-alone so clients can choose to use different capabilities incrementally or deploy many at once. When deployed together, our products automatically enable cross-correlation, which in turn allows customers to gain greater levels of visibility across their infrastructure and applications to more rapidly troubleshoot problems.

Our platform is supported by hundreds of integrations to seamlessly aggregate metrics and events across all of the systems and services that power digital businesses. Our easy-to-use platform is deployed through a self-service installation process. Users can derive value from our platform within minutes without any specialized training or heavy implementation or customization. Customers can easily expand their usage of our platform on a self-serve basis, adding hosts or volumes of data monitored. Our platform is massively scalable currently monitoring more than tens of trillion events a day and millions of servers and containers.

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

•

Cross-Correlation. All of our solutions are integrated and work cohesively to provide a deep level of context and insight into what is occurring in a customer’s IT environment and power faster troubleshooting.

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

Our platform consists of the following products that can be used individually or as a unified solution and includes a Marketplace where customers can access products built by our partners on top of the Datadog platform. Our products include:

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

•

User Experience Monitoring. User experience monitoring brings visibility up the stack to monitor the digital experience of the customer and is comprised of two products – Synthetics and Real User Monitoring, or RUM. Synthetics provides user-experience monitoring of applications and API endpoints via simulated AI-powered user requests to track application performance and ensure uptime. RUM provides analysis and visualization of the performance of front-end applications as experienced by all actual users.

•

Network Performance Monitoring. Network Performance Monitoring, or NPM, enables the analysis and visualization of the flow of network traffic in cloud-based or hybrid environments. It is very lightweight, allowing customers to monitor the flow of network traffic without sacrificing performance. Additionally, our NPM offers monitoring of network hardware, such as routers, switches, and firewalls. NPM allows the mapping of full-stack dependencies, and is fully integrated with the Datadog platform.

•

Security Monitoring. Security monitoring allows customers to detect threats in real time and investigate security signals across metrics, traces, and logs. It provides the full engineering organization, including Dev, Ops, and security teams, visibility into common data sources, in order to better operationalize IT security. Complementing our generally available Security Monitoring, Compliance Monitoring is currently available in beta to proactively notify misconfigurations and compliance drift, and runtime security is also available in beta to detect threats at the infrastructure and workload level.

•

Incident Management. Incident management allows users to declare incidents, investigate root cause and dependencies, collaborate around a shared view of the incident, follow to resolution, and auto-generate post-mortem documentations, all within the Datadog platform.

•

Continuous Profiler. Continuous profiler measures code level performance in any environment through an always-on, and low overhead solution. This allows customers to quickly identify and optimize the most resource-consuming parts in application code in order to improve mean time to resolution, enhance user experience and reduce cloud provider cost.

Sales and Marketing

Our sales team is segmented into four revenue-generating areas: an enterprise sales team that sells to large businesses; a high velocity inside sales team that is focused on acquiring new customers; a customer success team that handles new customer on-boarding and expansions in existing customers; and a partner team that works with resellers, system integrators, referral partners and managed service providers. Each of these teams is further split regionally for geographic coverage across the Americas, Asia-Pacific, or APAC, and Europe, the Middle East and Africa, or EMEA, regions. The sales teams work with marketing to actively pursue leads generated from marketing programs and help take prospective customers through an evaluation and purchase process.

We focus our multi-touch marketing efforts on the strength of our product innovation, the value we provide and our domain expertise. We target the development and IT operations community through our marketing activities, using diverse tactics to connect with prospective customers, such as content marketing, email marketing, events, digital advertising, social media, public relations, partner marketing and community initiatives. We offer prospective customers free trials to help them understand the power of our platform. We also host and present at regional, national, global and virtual events to engage both customers and prospects, deliver product training, share best practices and foster community.

As of December 31, 2020, we had 1,085 employees in our sales and marketing organization, including sales development, field sales, sales engineering, business development, sales operations, sales strategy, customer success and marketing personnel. We intend to continue to invest in our sales and marketing capabilities to capitalize on our market opportunity.

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

Our research and development team consists of our software engineering, product management, development and site reliability engineering teams. As of December 31, 2020, we had 927 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform and products.

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

Human Capital Management

Headcount

As of December 31, 2020, we had 2,185 employees operating across 28 countries. Approximately 37% of our full-time employees as of that date were located outside of the United States, 42% of whom were located in France. In countries in which we operate, such as France, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Culture and Engagement

All of us at Datadog are driven by the desire to deliver a product that our customers love. In order to do that, we strive to create a culture that our employees love; one that promotes a healthy work-life balance, career growth, low drama, and a friendly office culture with plenty of fun (virtual) activities to ensure our teams remain close in these unprecedented times. To make sure our culture remains positive and strong, we conduct global engagement surveys periodically to gain a better understanding of what is important to our employees. The areas in which we are most successful include the transparency and accessibility of our leadership, support for employees during COVID-19, the strength of our product offerings, and opportunities for employee growth and development.

Training and Development

Datadog fosters a strong learning culture offering individual- and team-specific training on an ongoing basis, as well as a wide range of learning programs delivered by our global Talent Development team. We also provide robust manager training that shares effective tools and frameworks around recruiting, managing, and developing team members.

We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities, including face-to-face, virtual, social, and self-directed learning, mentoring, coaching, and external development.

Compensation and Benefits

We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction. We believe our employees should have the support they need to maintain a strong work/life balance, grow personally and professionally, and save for their future. While the philosophy around our benefits is the same worldwide, specific benefits vary regionally due to local regulations and preferences.

Diversity and Inclusion

At Datadog, diversity means making a conscious effort to reflect the many experiences and identities of the world outside, while treating each other with fairness and without bias. Inclusion is the choice we make every day to foster an environment where people of all backgrounds not only belong but excel, so that together, as a company, we can succeed.

Datadog strives for an inclusive community, both inside and out of the office. Internally, we offer training for employees around unconscious bias, and other diversity and inclusion-related topics designed to create a culture of belonging.

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

As of December 31, 2020, we own one issued patent and six patent applications pending for examination in the United States, five pending PCT applications, and no foreign patents or patent applications. The pending U.S. patent applications, if issued, would be scheduled to expire in 2038 and 2039. Despite our pending U.S. patent applications, there can be no assurance that our patent applications will result in issued patents. As of December 31, 2020, we own four registered trademarks in the United States and twenty-nine registered trademarks in various non-U.S. jurisdictions. However, as we have expanded internationally, we have been unable to register or obtain the right to use the Datadog trademark in certain jurisdictions, and as we continue to expand may face similar issues in other jurisdictions.

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

Risks Related to the “COVID-19” Pandemic

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

Risks Associated with our Growth

Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $603.5 million, $362.8 million and $198.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We generated net losses of $(24.5) million, $(16.7) million and $(10.8) million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $148.2 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

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

We have funded our operations since inception primarily through equity and debt financings and sales of our products. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

Strategic and Operational Risks

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

To increase our revenue, we must continue to attract new customers. Our success will depend to a substantial extent on the widespread adoption of our platform and products as an alternative to existing solutions. Many enterprises have invested substantial personnel and financial resources to integrate traditional on-premise architectures into their businesses and, therefore, may be reluctant or unwilling to migrate to cloud computing. Further, the adoption of SaaS business software may be slower in industries with heightened data security interests or business practices requiring highly customizable application software. In addition, as our market matures, our products evolve, and competitors introduce lower cost or differentiated products that are perceived to compete with our platform and products, our ability to sell subscriptions for our products could be impaired. Similarly, our subscription sales could be adversely affected if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our products or if they prefer to purchase other products that are bundled with solutions offered by other companies that operate in adjacent markets and compete with our products. As a result of these and other factors, we may be unable to attract new customers, which may have an adverse effect on our business, financial condition and results of operations.

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

If we or our third-party service providers experience, or are unable to protect against cyber attacks, ransomware, security incidents, or security breaches, or if unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, then our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities or additional expenses.

We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share personal information, confidential information and other information necessary to provide our service, to operate our business, for legal and marketing purposes, and for other business-related purposes. We may use third-party service providers and sub-processors to help us deliver services to our customers. These vendors may store or process personal information on our behalf

Our platform and products involve the storage and transmission of data, including personal information, and security breaches or unauthorized access to our platform and products, or those of our third-party service providers, could result in the loss of our or our customers’ data, litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities. We have previously and may in the future become the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our ability to provide our services. For example, in July 2016 an unidentified third party gained unauthorized access to, and exfiltrated data from, certain of our infrastructure resources, including a database that stored our customers’ credentials for our platform and for third-party integrations. Some of the customer credentials accessed and exfiltrated included confidential and personal information. As a precautionary measure following this event, we reset customer passwords and instructed customers to revoke credentials that had been shared with us. In addition, our employees are temporarily working remotely due to the COVID-19 pandemic, which may pose additional data security risks (including, for example, an increase in phishing and spam emails experienced during 2020).

While we have taken steps to protect the confidential and personal information that we have access to, our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ data on our behalf could be breached or we could suffer a loss of our or our customers’ data. Our ability to monitor our third-party service providers’ data security is limited. Cyber-attacks, computer malware, viruses, employee mistakes or malfeasance, social engineering (including spear phishing and ransomware attacks), and general hacking have become more prevalent in our industry, particularly against cloud services. In addition, we do not directly control content that our customers store in our products. If our customers use our products for the transmission or storage of personal information and our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. In addition, our remediation efforts may not be successful.

We also process, store and transmit our own data as part of our business and operations. This data may include personal, confidential or proprietary information. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. While we have developed systems and processes designed to protect the integrity, confidentiality and security of our and our customers’ data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.

Because many different security vulnerabilities exist and exploits of such vulnerabilities continue to evolve, we may be unable to anticipate attempted security breaches, react in a timely manner or implement adequate preventative measures. Among other things, our applications, systems, networks, software and physical facilities could be breached, or the personal or confidential information that we store could be otherwise compromised due to employee error or malfeasance, if, for example, third parties fraudulently induce our employees or our members to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities.  Additionally, employees or service providers may inadvertently misconfigure resources or misdirect certain communications that lead to security incidents for which we must then expend effort and incur expenses to correct.

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

We use third-party technology, systems and services in a variety of contexts, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing and other functions. Although we have developed systems and processes that are designed to protect customer data and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party service provider, such measures cannot provide absolute security.

We may have contractual and other legal obligations to notify relevant stakeholders of security incidents. For instance, most jurisdictions have enacted laws, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. Such mandatory contractual and legal disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach, and any failure to provide appropriate notice may violate the terms of our customer contracts. Our contracts, our representations, or industry standards, may require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A security breach could lead to claims by our customers, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. Further, there can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

The costs to respond to a security breach and/or mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business.

Additionally, we cannot be certain that our insurance coverage will be adequate for fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of privacy or security incidents or breaches. If the impacts of a privacy or security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage, cyber coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.

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

Macroeconomic and Industry Risks

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

Legal and Regulatory Risks

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

We and our third-party service providers are subject to stringent and changing laws, regulations and standards, and contractual obligations related to data privacy and security. Actual or perceived failure by us or our third-party service providers to comply with such laws, regulations, standards, or contractual obligations could harm our business.

We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of personal information, confidential information, and other proprietary information. We are subject to a variety of federal, state, local and international laws, directives, and regulations, and industry standards, relating to the collection, use, retention, security, disclosure, transfer and other processing of personal information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and as a result implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

Internationally, nearly every jurisdiction in which we operate has established its own data security and privacy legal framework with which we, our third-party service providers, or our customers must comply. The data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. The European Economic Area, or EEA, Switzerland and the United Kingdom, collectively “Europe,” adopted the General Data Protection Regulation, or GDPR, which contains numerous requirements and changes from previously existing law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies.

In addition, European data protection laws including the GDPR also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the parties to the transfer have established a legal basis for the transfer and implemented specific safeguards to protect the transferred personal information. One of the primary mechanisms allowing U.S. companies to import personal information from Europe in compliance with the GDPR has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union, in its recent “Schrems II” ruling, invalidated the EU-U.S. Privacy Shield framework. The Swiss Federal Data Protection and Information Commissioner also recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the United States. Authorities in the United Kingdom may similarly invalidate use of the EU-U.S. Privacy Shield as mechanisms for lawful personal information transfers from the U.K. to the United States. Inability to import personal information from Europe to the United States may decrease demand for our products and services as our customers that are subject to the GDPR may seek alternatives that do not involve personal information transfers out of Europe.

The Schrems II decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, or “SCCs,” can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the SCCs. The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to imposes additional obligations on companies seeking to rely on the SCCs. As such, any transfers by us or our third-party service providers of personal information from Europe pursuant to SCCs may not comply with European data protection law, may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, and may result in lower sales on our platform because of difficulty of establishing a lawful basis for personal information transfers out of Europe. While we have taken steps to mitigate the impact on us with respect to transfers of data, such as implementing SCCs, the efficacy and longevity of these transfer mechanisms remains uncertain. Moreover, as a result of the Schrems II decision, data exporters may now have an obligation to assess, analyze and verify on a case-by-case basis that personal information will be adequately protected in the country to which it is being exported, which increases the difficult of selling to European customers and may lead to longer sales cycles.

Further, the United Kingdom’s decision to leave the European Union, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear whether the transfer of personal information from the EU to the United Kingdom will in the future remain lawful under the GDPR. The United Kingdom-EU post-Brexit trade deal provides that transfers of personal information to the United Kingdom will not be treated as restricted transfers to a non-EU country for a period of up to six months from January 1, 2021. However, unless the EU Commission makes an “adequacy finding” with respect to the United Kingdom before the end of that transition period, from that date the United Kingdom will be a “third country” under the GDPR and transfers of personal information from the EU to the United Kingdom will require an “adequacy mechanism,” such as the SCCs.

In addition to the GDPR, the European Commission has another draft regulation in the approval process, known as the Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, that would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation continues to be delayed. While the new legislation contains protections for those using communications services (for example, protections against online tracking technologies), the timing of its proposed enactment following the GDPR means that additional time and effort may need to be spent addressing differences between the ePrivacy Regulation and the GDPR. New rules related to the ePrivacy Regulation may negatively impact our platform and products and our relationships with our customers. Following Brexit, it is unclear whether, and if so how, the United Kingdom will introduce any or all of the ePrivacy Regulation into law in the United Kingdom.

Complying with the GDPR and the ePrivacy Regulation, when it becomes effective, may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR and ePrivacy Regulation, we may not be successful in our efforts to achieve compliance either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. While we utilize a data center in the EEA to maintain certain customer data (which may include personal data) originating from the EEA, we may find it necessary to establish additional systems and processes to maintain such data in the EEA, which may involve substantial expense and distraction from other aspects of our business.

Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, and strict limitations to the processing of personal information, which could increase the cost and complexity of delivering our services and operating our business. In the past year, for example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China released its draft Personal Information Protection Law, and Canada introduced the Digital Charter Implementation Act.

Domestic laws in this area are also complex and developing rapidly. In the United States, rules and regulations governing data privacy and security include those promulgated under the authority of the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, or CCPA, and other state and federal laws relating to privacy and data security. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personal information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements.

The CCPA, which became effective on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of the sale of personal information, and receive detailed information about how their personal information is used. The CCPA provides a private right of action and statutory damages for data breaches and may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. In addition, the California Privacy Rights Act, or the CPRA, which amends the CCPA, was approved by California voters on November 3, 2020 and is scheduled to go into effect on January 1, 2023. The CPRA would, among other things, amend the CCPA to give California residents the ability to limit the use of their sensitive information, provide additional penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. Both the CCPA and CPRA could impact our business activities depending on how they are interpreted.  These laws exemplify the vulnerability of our business not only to security incidents but also to the evolving regulatory environment related to personal information and protected health information. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, the results of our operations, and our financial condition.

Because the interpretation and application of many privacy and data protection laws and regulations, along with contractually imposed industry standards, are uncertain, it is possible that they may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and platform capabilities. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, imprisonment of company officials and public censure, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our products and platform capabilities, any of which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, or contractual obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and contractual obligations that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to these changing laws, regulations, and contractual obligations, our business may be harmed.

We publicly post our policies and other documentation regarding our practices concerning the collection, processing, use, transfer, and disclosure of data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our policies and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any failure by us, our third-party service providers or other parties with whom we do business to comply with our policies or other documentation could result in proceedings against us by governmental entities, private parties or others. We are or may also be subject to the terms of our external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks and contractual obligations to third parties related to privacy, information security, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data protection laws or other obligations.

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

As of December 31, 2020, we had NOL carryforwards for federal and state income tax purposes of approximately $263.2 million and $177.5 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2031 for federal purposes and 2028 for state purposes if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

U.S. generally accepted accounting principles, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret applicable accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2 in the Notes to Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, deferred contract costs, and the valuation of our stock-based compensation awards, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Risks Related to Intellectual Property

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

Risks Associated with our International Operations

Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 25% for the year ended December 31, 2020. Beyond North America, we now have sales presence internationally, including in Dublin, Paris, London, Singapore, Tokyo, Seoul, Sydney and Amsterdam. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of December 31, 2020, approximately 37% of our full-time employees were located outside of the United States, 42% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

Our current and future international business and operations involve a variety of risks, including:

•	slower than anticipated availability and adoption of cloud and hybrid IT infrastructures by international businesses;
•	changes in a specific country’s or region’s political or economic conditions;
•	the need to adapt and localize our products for specific countries;
•	greater difficulty collecting accounts receivable and longer payment cycles;
•	potential changes in trade relations, regulations, or laws;
•	unexpected changes in laws, regulatory requirements, or tax laws;

•	more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;
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

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, including those related to the ongoing COVID-19 pandemic, may also negatively impact the market price of our Class A common stock. The full impact of the COVID-19 pandemic is unknown at this time, but could result in material adverse changes in our results of operations for an unknown period of time as the virus and its related political, social and economic impacts spread.  In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our executive officers, directors and their affiliates, which will limit the ability of holders of our Class A common stock to influence the outcome of important transactions.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2020, our outstanding shares of Class B common stock represented approximately 80% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes our directors, executive officers and their affiliates, will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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

We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock and Class B common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, as of December 31, 2020, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we have and may continue to acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline. Furthermore, if we issue additional equity or convertible debt securities, the new equity securities could have rights senior to those of our common stock. For example, if we elect to settle our conversion obligation under our 0.125% Convertible Senior Notes due 2025, or our 2025 Notes, in shares of our Class A common stock or a combination of cash and shares of our Class A common stock, the issuance of such Class A common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, or if we fail to meet or significantly exceed our publicly announced financial guidance or the expectations of analysts or public investors, the market price and trading volume of our Class A common stock could decline.

The market price and trading volume of our Class A common stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by those companies or the expectations of analysts.  If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations or analysts or public investors, analysts could downgrade or Class A common stock or publish unfavorable research on us.  If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.

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

We have incurred significant legal, accounting, insurance, and other expenses as a public company, which we expect to further increase because we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. These rules and regulations contribute to increased legal and financial compliance costs and make some activities more time-consuming and costly.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2020. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.  Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have hired , and need to continue to hire, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to comply with Section 404.

During the evaluation and testing process of our internal controls in future years, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

In the event the conditional conversion feature of the 2025 Notes is triggered, holders of the 2025 Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their 2025 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2025 Notes when these conversion triggers are satisfied, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.

The accounting method for convertible debt securities that may be settled in cash, such as the 2025 Notes, could have a material effect on our reported financial results.  Under ASC 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2025 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity in our consolidated balance sheet at issuance, and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of the 2025 Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the debt discount; such amortization results in the carrying value of the 2025 Notes accreting to their face amount over the term of the 2025 Notes. We have reported larger net losses or lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2025 Notes. However, in August 2020, the Financial Accounting Standards Board published an Accounting Standards Update 2020-06, or ASU 2020-06, eliminating the separate accounting for the debt and equity components as described above. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. However, early adoption is permitted in certain circumstances for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company chose to early adopt ASU 2020-06 on January 1, 2021. When effective, we expect the elimination of the separate accounting described above to reduce the interest expense that we expect to recognize for the 2025 Notes for accounting purposes.

In addition, under certain circumstances, convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such 2025 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such 2025 Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. However, when adopted, ASU 2020-06 will require the potentially more dilutive if-converted method to be used for calculating earnings per share, and the treasury stock method will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. We also cannot be sure whether other changes may be made to the current accounting standards related to the 2025 Notes, or otherwise, that could have an adverse impact on our financial statements.

The capped call transactions may affect the value of the 2025 Notes and our Class A common stock.

In connection with the pricing of the 2025 Notes, we entered into capped call transactions with the option counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock that initially underlie the 2025 Notes. The capped call transactions are expected generally to partially offset the potential dilution to our Class A common stock as a result of conversion of the 2025 Notes. In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock concurrently with or shortly after the pricing of the 2025 Notes, including with certain investors in the 2025 Notes.

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following the pricing of the 2025 Notes on June 2, 2020 and prior to the maturity of the 2025 Notes. They are likely to do so on each exercise date for the capped call transactions, which are expected to occur during each 30 trading day period beginning on the 31st scheduled trading day prior to the maturity date of the 2025 Notes, or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the 2025 Notes. This activity could also cause or prevent an increase or decrease in the price of our Class A common stock or the 2025 Notes. The potential effect, if any, of these transactions on the price of our Class A common stock or the 2025 Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our Class A common stock.

We are subject to counterparty risk with respect to the capped call transactions.

The counterparties to the capped call transactions are financial institutions, and we will be subject to the risk that one or more of the option counterparties may default, fail to perform or exercise their termination rights under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If a counterparty to the capped call transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default, failure to perform or a termination of the capped call transactions by a counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in New York City, where we lease approximately 129,000 square feet pursuant to four separate subleases. One of these subleases, for approximately 33,000 square feet, will expire in December 2022. The other three subleases, totaling approximately 96,000 square feet, will expire in December 2023. We have other offices including Boston, Dublin, and Paris. These offices are leased, and we do not own any real property. We believe that our current facilities are adequate to meet our current needs.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our Class A common stock is traded on The Nasdaq Global Select Market, or Nasdaq, under the symbol “DDOG”.  Our Class B common stock is not listed or traded on any exchange, but each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock, and is automatically converted upon sale or transfer into one share of Class A common stock.

As of February 15, 2021, there were 221,583,813 holders of record of our Class A common stock and 84,907,962 holders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any dividends on our Class A common stock or Class B common stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business. Accordingly, we do not anticipate declaring or paying dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in any debt agreements, and other factors that our Board of Directors may deem relevant.

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

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The graph below shows a comparison, from September 19, 2019 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2020, of the cumulative total return to stockholders of our Class A common stock relative to the Nasdaq Composite Index, or the Nasdaq Composite, and the Nasdaq Computer Index, or the Nasdaq Computer.

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

Item 6. Selected Financial Data

As permitted by final SEC rulemaking effective February 10, 2021, the information called for by this Item 6 is omitted..

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

As of December 31, 2020, we had $228.7 million in cash, cash equivalents and restricted cash and $1,292.5 million in marketable securities. We have grown rapidly in recent periods, with revenues for the fiscal years ended December 31, 2020, 2019 and 2018 of $603.5 million, $362.8 million, and $198.1 million, respectively, representing year-over-year growth of 66% from the fiscal year ended December 31, 2019 to the fiscal year ended December 31, 2020 and 83% from the fiscal year ended December 31, 2018 to the fiscal year ended December 31, 2019. Substantially all of our revenue is from subscription software sales. We expect that the rate of growth in our revenue will continue to decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses of $(24.5) million, $(16.7) million and $(10.8) million for the fiscal years ended December 31, 2020, 2019 and 2018, respectively. Our operating cash flow was $109.1 million, $24.2 million and $10.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our free cash flow was $83.2 million, $0.8 million and $(5.0) million for the years ended December 31, 2020, 2019 and 2018, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.

Since December 2019, COVID-19 has spread to multiple countries, including the United States and other countries in which we and our customers, partners, suppliers, vendors and other parties with whom we do business operate. The extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on certain developments, including the duration and spread of the outbreak, its impact on industry events, and its effect on our customers, partners, suppliers and vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted at this time. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and employee work locations, and cancelling or holding virtually Datadog marketing events. We are continuing to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our business operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, vendors and stockholders. The extent to which the COVID-19 pandemic may impact our results of operations and financial condition remains uncertain. In addition, due to our subscription model, the effect of the COVID-19 pandemic, if any, may not be fully reflected in our results of operations until future periods.

Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of December 31, 2020, we had approximately 14,170 customers spanning organizations of a broad range of sizes and industries, compared to approximately 10,500 as of December 31, 2019. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors, and the effectiveness of our marketing efforts.

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

Expanding Within Our Existing Customer Base

Our base of customers represents a significant opportunity for further sales expansion. As of December 31, 2020, we had 1,253 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 78% of our ARR, up from 858 as of December 31, 2019, representing 75% of our ARR.  We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold.  We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under U.S. GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.

A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of each of December 31, 2020 and 2019, our dollar-based net retention rate was above 130%. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the dollar-based net retention rate.

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

Sustaining Innovation and Technology Leadership

Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have proven initial success of our platform approach, through expansion beyond our initial infrastructure monitoring solution, to include APM in 2017, logs in 2018, user experience and network performance monitoring in 2019 and security monitoring in 2020. As of December 31, 2020, approximately 72% of our customers were using more than one product, up from approximately 60% a year earlier. We believe these metrics indicate strong momentum in the uptake of our newer platform products.

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

Expanding Internationally

We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 25% of our total revenue for the years ended December 31, 2020 and 2019. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in EMEA and APAC. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, including in Dublin, Paris, London, Singapore, Tokyo, Seoul, Sydney and Amsterdam.

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

Sales and Marketing

Sales and marketing expense consists primarily of personnel costs for our sales and marketing organization, costs of general marketing and promotional activities, including the free tier and free introductory trials of our products, travel-related expenses and allocated overhead costs. Sales commissions earned by our sales force are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be four years. We expect that our sales and marketing expense will increase in absolute dollars as we expand our sales and marketing efforts.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of interest expense due on the 2025 Notes, and amortization of premiums on our marketable securities, partially offset by interest income, primarily due to income earned on money market funds included in cash and cash equivalents and on marketable securities.

Provision for Income Taxes

Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We recorded a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Revenue	$603,466	$362,780	$198,077
Cost of revenue (1)(2)(4)	130,197	88,949	46,529
Gross profit	473,269	273,831	151,548
Operating expenses
Research and development (1)(3)(4)	210,626	111,425	55,176
Sales and marketing (1)(3)(4)	213,660	146,657	88,849
General and administrative (1)(3)(4)	62,756	35,889	18,556
Total operating expenses	487,042	293,971	162,581
Operating loss	(13,773)	(20,140)	(11,033)
Other (expense) income, net:
Interest expense (5)	(30,434)	(32)	—
Interest income and other income, net	21,985	4,196	793
Other (expense) income, net	(8,449)	4,164	793
Loss before provision for income taxes	(22,222)	(15,976)	(10,240)
Provision for income taxes	(2,325)	(734)	(522)
Net loss	$(24,547)	$(16,710)	$(10,762)

__________________

(1)	Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$1,794	$582	$287
Research and development	38,008	7,972	1,641
Sales and marketing	20,467	5,538	1,910
General and administrative	14,105	4,942	1,406
Total	$74,374	$19,034	$5,244

__________________

(2)	Includes amortization of acquired intangibles expense as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$943	$752	$511

(3)	Includes non-cash benefit related to tax adjustment as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Research and development	$(2,729)	$(2,344)	$—
Sales and marketing	(449)	(397)	—
General and administrative	(2,383)	(2,266)	—
Total	$(5,561)	$(5,007)	$—

__________________

(4)	Includes employer payroll taxes on employee stock transactions as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$187	$—	$—
Research and development	2,836	1,157	—
Sales and marketing	3,756	284	—
General and administrative	839	19	—
Total	$7,618	$1,460	$—

__________________

(5)	Includes amortization of debt discount and issuance costs as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Interest expense	$18,727	$—	$—

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%
Cost of revenue	22	25	23
Gross profit	78	75	77
Operating expenses
Research and development	35	31	28
Sales and marketing	35	40	45
General and administrative	10	10	9
Total operating expenses	81	81	82
Operating loss	(2)	(6)	(5)
Other (expense) income, net:
Interest expense	(5)	0	0
Interest income and other income, net	4	1	1
Other (expense) income, net	(1)	1	1
Loss before provision for income taxes	(4)	(5)	(4)
Provision for income taxes	(0)	(0)	(1)
Net loss	(4)%	(5)%	(5)%

__________________

(1)	Certain items may not total due to rounding.

Comparison of the Years Ended December 31, 2020 and 2019

Revenue

	Years Ended December 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Revenue	$603,466	$362,780	$240,686	66%

Revenue increased by $240.7 million, or 66%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. Approximately 59% of the increase in revenue was attributable to growth from existing customers, and the remaining 41% was attributable to growth from new customers.

Cost of Revenue and Gross Margin

	Years Ended December 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Cost of revenue	$130,197	$88,949	$41,248	46%
Gross margin	78%	75%	3%

Cost of revenue increased by $41.2 million, or 46%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily due to an increase of $34.7 million in third-party cloud infrastructure hosting and software costs, an increase of $4.9 million in personnel expenses as a result of increased headcount, and an increase of $1.6 million of depreciation and amortization, credit card processing fees and other fees, and allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.

Our gross margin increased by 3% for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily as a result of increased revenue and cost savings from our third-party cloud infrastructure providers.

Research and Development

	Years Ended December 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Research and development	$210,626	$111,425	$99,201	89%
Percentage of revenue	35%	31%

Research and development expense increased by $99.2 million, or 89%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily due to an increase of $82.1 million in personnel costs for our engineering, product and design teams as a result of increased headcount, an increase of $12.9 million in cloud infrastructure related investments, an increase of $3.3 million in allocated overhead costs necessary for supporting the growth of the business and an increase of $0.9 million in other research and development costs.

Sales and Marketing

	Years Ended December 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Sales and marketing	$213,660	$146,657	$67,003	46%
Percentage of revenue	35%	40%

Sales and marketing expense increased by $67.0 million, or 46%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily due to an increase of $60.5 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel, an increase of $4.4 million in marketing and promotional activities, and an increase of $2.1 million of allocated overhead costs necessary to support the growth of the business and related infrastructure.

General and Administrative

	Years Ended December 31,
	2020	2019	Change	% Change
	(dollars in thousands)
General and administrative	$62,756	$35,889	$26,867	75%
Percentage of revenue	10%	10%

General and administrative expense increased by $26.9 million, or 75%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily due to an increase of $16.4 million in personnel expenses as a result of increased headcount, an increase of $4.3 million related to outside professional fees primarily related to insurance, finance and legal fees, an increase of $4.1 related to other costs and allocated overhead costs to support the growing business and an increase of $2.1 million related to bad debt expense.

Other (Expense) Income, Net

	Years Ended December 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Other (expense) income, net	$(8,449)	$4,164	$(12,613)	(303%)
Percentage of revenue	-1%	1%

Other (expense) income, net decreased by $12.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. For the year ended December 31, 2020, other expense included $19.3 million interest expense related to our 2025 Notes and $11.1 million amortization of premiums on our marketable securities. These amounts were partially offset by an increase of $17.8 million in interest income, mainly due to income earned from investments in marketable securities and money market funds.

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

Our gross margin declined by 2% for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily as the result of the timing and amount of our investments to expand the capacity of our third-party cloud infrastructure providers.

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

Other (Expense) Income, Net

	Years Ended December 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Other income, net	$4,164	$793	$3,371	425%
Percentage of revenue	1%	1%

Other (expense) income, net increased by $3.4 million, or 425%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was primarily due to interest income earned from investments in money market funds and marketable securities.

Quarterly Results of Operations

The following tables summarize our selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2020. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements included in “Part II, Item 8. Financial Statements” of this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands, except per share data; unaudited)
Revenue	$177,531	$154,675	$140,012	$131,248	$113,644	$95,864	$83,222	$70,050
Cost of revenue (1)(2)(4)	40,856	33,984	28,878	26,479	25,724	23,297	20,978	18,950
Gross profit	136,675	120,691	111,134	104,769	87,920	72,567	62,244	51,100
Operating expenses:
Research and development (1)(3)(4)	67,698	56,440	45,664	40,824	35,894	28,684	24,032	22,815
Sales and marketing (1)(3)(4)	60,034	57,142	51,269	45,215	41,596	38,836	36,118	30,107
General and administrative (1)(3)(4)	17,881	16,376	13,547	14,952	12,696	9,265	6,088	7,840
Total operating expenses(3)	145,613	129,958	110,480	100,991	90,186	76,785	66,238	60,762
Operating (loss) income	(8,938)	(9,267)	654	3,778	(2,266)	(4,218)	(3,994)	(9,662)
Other (expense) income:
Interest expense (5)	(13,010)	(12,423)	(4,294)	(707)	(32)	—	—	—
Interest income and other income, net	6,781	7,135	4,466	3,603	3,550	90	326	230
Other (expense) income, net	(6,229)	(5,288)	172	2,896	3,518	90	326	230
(Loss) income before income taxes	(15,167)	(14,555)	826	6,674	1,252	(4,128)	(3,668)	(9,432)
Provision for income taxes	(993)	(595)	(542)	(195)	(361)	(33)	(281)	(59)
Net (loss) income	$(16,160)	$(15,150)	$284	$6,479	$891	$(4,161)	$(3,949)	$(9,491)
Net (loss) income per share, basic	$(0.05)	$(0.05)	$0.00	$0.02	$0.00	$(0.04)	$(0.05)	$(0.12)
Net (loss) income per share, diluted	$(0.05)	$(0.05)	$0.00	$0.02	$0.00	$(0.04)	$(0.05)	$(0.12)
Weighted average shares used in calculating basic net (loss) income per share	304,057	302,554	299,267	295,455	294,515	103,876	82,043	77,061
Weighted average shares used in calculating diluted net (loss) income per share	304,057	302,554	330,847	327,801	327,333	103,876	82,043	77,061
(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Cost of revenue	$627	$529	$407	$231	$210	$161	$112	$99
Research and development	13,285	10,173	8,703	5,847	4,263	1,934	989	786
Sales and marketing	6,784	6,068	4,541	3,074	2,262	1,540	1,007	729
General and administrative	4,068	3,946	3,183	2,908	2,283	1,042	786	831
Stock-based compensation expense	$24,764	$20,716	$16,834	$12,060	$9,018	$4,677	$2,894	$2,445
(2)	Includes amortization of acquired intangibles expense as follows:
	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Cost of revenue	$275	$274	$147	$247	$221	$179	$177	$175

(3)	Includes non-cash benefit related to tax adjustment as follows:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Research and development	—	—	$(2,729)		—	—	$(2,344)	—
Sales and marketing	—	—	(449)		—	—	(397)	—
General and administrative	—	—	(2,383)		—	—	(2,266)	—
Total	$—	$—	$(5,561)	$—	$—	$—	$(5,007)	$—

(4)	Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Cost of revenue	$33	$32	$121	$1	$—	$—	$0	$0
Research and development	959	418	1,423	36	896	—	262	0
Sales and marketing	742	1,354	1,508	152	5	88	191	0
General and administrative	287	282	212	58	-	—	7	12
Total	$2,021	$2,086	$3,264	$247	$901	$88	$460	$12

(5)	Includes amortization of debt discount and issuance costs as follows:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Interest expense	$8,181	$8,062	$2,484	$—	$—	$—	$—	$—

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	23	22	21	20	23	24	25	27
Gross profit	77	78	79	80	77	76	75	73
Operating expenses:
Research and development	38	36	33	31	32	30	29	33
Sales and marketing	34	37	36	35	36	41	43	43
General and administrative	10	11	10	11	11	10	7	11
Total operating expenses	82	84	79	77	79	81	79	87
Operating (loss) income	(5)	(6)	0	3	(2)	(4)	(4)	(14)
Other (expense) income:
Interest expense	(7)	(8)	(3)	0	0	0	0	0
Interest income and other income, net	4	5	3	2	3	0	0	1
Other (expense) income, net	(4)	(3)	0	2	3	0	0	1
(Loss) income before income taxes	(9)	(9)	0	5	1	(4)	(4)	(13)
Provision for income taxes	(1)	0	0	(1)	0	(1)	(1)	(1)
Net (loss) income	(9)%	(10)%	0%	4%	1%	(5)%	(5)%	(14)%
(1)	Certain items may not total due to rounding.

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

Quarterly Cost of Revenue Trends

Our quarterly cost of revenue has generally increased quarter-over-quarter in each period presented above primarily as a result of third-party cloud infrastructure hosting and software costs, as well as increase headcount, which resulted in increased personnel expenses.

Quarterly Gross Margin Trends

Our quarterly gross margins have fluctuated between 73% and 80% in each period presented. Our gross margins decreased in the last three quarters ended December 31, 2020 as a result of an increase in our third-party cloud infrastructure hosting and software costs as well as increased headcount.

Quarterly Operating Expense Trends

Operating expenses have fluctuated between 77% and 87% of revenue in each period presented above, with increases primarily due to the increased headcount, infrastructure and related costs to support our growth. We intend to continue to make significant investments in research and development as we add features and enhance our platform. We also intend to invest in our sales and marketing organization to drive future revenue growth.

Quarterly Other (Expense) Income, Net Trends

Other (expense) income, net consisted primary of interest expense related to our 2025 Notes and of amortization of premiums on our marketable securities. We issued the 2025 Notes in June 2020 and increased our investments in marketable securities, which both led to an increase in the interest expenses incurred during the 12 months ended December 31, 2020. Other income consisted primarily of interest income earned from investments in money market funds and marketable securities, which was increased due to the increase in the investment in marketable securities.

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

As of December 31, 2020, we had $224.9 million in cash and cash equivalents, and $1,292.5 million in marketable securities.

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

A substantial source of our cash from operations is from our deferred revenue, which is included in the liabilities section of our consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2020, we had deferred revenue of $208.3 million, of which $204.8 million was recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

The following table shows a summary of our cash flows for the periods presented:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Cash provided by operating activities	$109,091	$24,234	$10,829
Cash used in investing activities	(1,152,624)	(202,220)	(17,456)
Cash provided by financing activities	670,276	714,216	7,782

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

Cash provided by operating activities for the fiscal year ended December 31, 2020 of $109.1 million was primarily related to our net loss of $24.5 million, adjusted for non-cash charges of $146.1 million and net cash outflows of $12.5 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of debt discount and issuance costs related to our 2025 Notes, depreciation and amortization of property and equipment, amortization of capitalized software, amortization of acquired intangibles and amortization of deferred contract costs. The main drivers of the changes in operating assets and liabilities were related to a $69.8 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, a $6.5 million increase in accounts payable, a $4.0 million increase in accrued expenses and other liabilities, and a $1.0 million decrease in other assets. These amounts were offset by a $64.2 million increase in accounts receivable, net, due to increases in sales, a $25.1 million increase in deferred contract costs related to commissions paid on new bookings, a $4.5 million increase in prepaid expenses and other current assets, primarily driven by prepaid hosting services.

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

Investing Activities

Cash used in investing activities for the year ended December 31, 2020, was $1,152.6 million, and was primarily the result of investment in marketable securities of $1,794.6 million, a $20.4 million increase in capitalization of software development costs, a $5.4 million increase in capital expenditures to purchase property and equipment to support office space and site operations, and $2.4 million paid for an acquisition. These amounts were partially offset by proceeds of $506.6 million and $163.6 million from maturities and sales of marketable securities, respectively.

Cash used in investing activities for the years ended December 31, 2019 and 2018 was $202.2 million and $17.5 million, respectively, and was primarily the result of investment in marketable securities, increases in capital expenditures to purchase property and equipment to support additional office space and site operations, increases in capitalization of software development costs and increases in acquired intangibles.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 was $670.3 million and was primarily attributable to proceeds from the issuance of the 2025 Notes in the amount of $730.2 million, net of issuance costs, proceeds from the exercise of stock options in the amount of $15.9 million, and proceeds from the issuance of common stock under the employee stock purchase plan, or “ESPP”, in the amount of $15.2 million. These amounts were partially offset by an $89.6 million purchase of the capped call in connection with the issuance of the 2025 Notes, $1.0 million of taxes paid in connection with the ESPP and $0.4 million of initial public offering, or IPO, costs.

Cash provided by financing activities for the year ended December 31, 2019 was $714.2 million and was primarily the result of aggregate net proceeds from our IPO in the amount of $706.3 million and proceeds from the exercise of stock options in the amount of $7.9 million.

Cash provided by financing activities for the fiscal year ended December 31, 2018 was $7.8 million and was primarily the result of proceeds from the exercise of stock options.

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

The following table presents our cash flows for the periods presented and a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$109,091	$24,234	$10,829
Less: Purchases of property and equipment	(5,415)	(13,315)	(9,662)
Less: Capitalized software development costs	(20,468)	(10,128)	(6,176)
Free cash flow	$83,208	$791	$(5,009)

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$94,618	$19,808	$43,030	$10,142	$21,638
Purchase commitments	184,167	96,143	88,004	20	—
Total	$278,785	$115,951	$131,034	$10,162	$21,638

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

We have also excluded unrecognized tax benefits from the contractual obligations table above. A variety of factors could affect the timing of payments for the liabilities related to unrecognized tax benefits. Therefore, we cannot reasonably estimate the timing of such payments. We believe that these matters will likely not be resolved in the next 12 months and accordingly we have classified the estimated liability as non-current in the consolidated balance sheet. For further information see Note 15 in our Notes to Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We account for revenue contracts with customers through the following steps:

(1)	identify the contract with a customer;
(2)	identify the performance obligations in the contract;
(3)	determine the transaction price;
(4)	allocate the transaction price to the performance obligations in the contract; and
(5)	recognize revenue when or as we satisfy a performance obligation.

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

Revenue is recognized when control of these services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those services. We determine an output method to be the most appropriate measure of progress because it most faithfully represents when the value of the services is simultaneously received and consumed by the customer, and control is transferred.

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

•	Risk-free rate. We use the U.S. Treasury yield for our risk-free interest rate that corresponds with the expected term.
•	Expected dividend yield. We utilize a dividend yield of zero, as we do not currently issue dividends, nor do we expect to do so in the future.

The following assumptions were used to calculate the fair value of stock options granted to employees:

	Year Ended December 31,
	2020	2019	2018
Expected dividend yield	—	—	—
Expected volatility	38.9%	38.9% - 39.5%	38.4% - 39.0%
Expected term (years)	6.1	5.2 - 6.3	5.8 - 6.1
Risk-free interest rate	1.7%	1.4% -2.6%	2.6% - 3.0%

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

Convertible Senior Notes

In accounting for the issuance of the Company’s 2025 Notes, the 2025 Notes were separated into liability and equity components. The carrying amounts of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the respective 2025 Notes. This difference represents the debt discount that is amortized to interest expense over the contractual terms of the 2025 Notes using the effective interest rate method. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the debt issuance costs related to the 2025 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2025 Notes based on their relative values. Issuance costs attributable to the liability component are being amortized to interest expense over the contractual terms of the 2025 Notes. The issuance costs attributable to the equity component were netted against the equity component in additional paid-in capital.

Recently Adopted Accounting Pronouncements

See Note 2, in our Notes to Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

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

Interest Rate Risk

As of December 31, 2020, we had $206.9 million in cash equivalents, and $1,292.5 million in marketable securities, which consisted of commercial debt, certificates of deposit, U.S. government treasury and agency securities, and commercial paper. In addition, we had $3.8 million of restricted cash due to the outstanding letters of credit established in connection with lease agreements for our facilities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of December 31, 2020, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.

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

DATADOG, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Datadog, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Datadog, Inc. and its subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit) , and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the company has adopted the FASB Accounting Standards Update 2016-2, Leases, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition — Identification of Performance Obligations – Refer to Note 2 to the financial statements

Critical Audit Matter Description

As described in Note 2 to the financial statements, the Company generates revenue from the sale of subscription services contracts to customers using its cloud-based platform. Subscription services contracts with certain of the Company’s customers may include non-standard terms and conditions and promises to transfer multiple services.

Contracts with customers that contain non-standard terms and conditions and promises to transfer multiple services require significant judgment by management to identify the distinct performance obligations in the arrangement. Distinct performance obligations will be accounted for as separate performance obligations, while non-distinct services are combined with others to form a single performance obligation.

Given the complexity of the Company’s subscription services contracts with certain customers, coupled with management’s judgments involved in identifying distinct performance obligations and non-standard terms and conditions, auditing the Company’s subscription services contracts with certain customers required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s subscription contracts with certain customers included, among others:

o

We obtained an understanding, evaluated the design, and tested the operating effectiveness of management’s controls over revenue recognition. This includes management’s controls over the identification of performance obligations and non-standard terms and conditions in subscription contracts with certain large customers, as well as the allocation of revenue to each performance obligation.

o

We evaluated a sample of subscription contracts with customers to determine if all the promises referred to in the contract were properly identified by management and accounted for as distinct performance obligations by performing the following:

•	Obtained and read the subscription contract and independently assessed the terms of the contract to identify all promises and non-standard terms and conditions.
•

For each promise identified, we evaluated whether such promise represented a distinct “performance obligation”, as prescribed by Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

•	We evaluated the completeness and accuracy of the performance obligations by comparing those identified by us to those identified by management.

Convertible Senior Notes – Refer to Note 9 to the financial statements

Critical Audit Matter Description

As discussed in Note 9 to the financial statements, in June 2020, the Company issued convertible senior notes due 2025 (the “Convertible Notes”).  Concurrent with the issuance of the Convertible Notes, the Company entered into capped call transactions that are exercisable upon conversion of the Convertible Notes (collectively with the Convertible Notes referred to as the “Convertible Notes Transactions”). In accounting for the issuance of the Convertible Notes, management allocated the total proceeds into liability and equity components. The valuation model used in determining the fair value of the liability component for the Convertible Notes, includes inputs subject to management's judgment including the non-convertible coupon interest rate. The determination of the non-convertible coupon interest rate is complex and involves significant judgment exercised by management. Additionally, the accounting for the Convertible Notes Transactions was complex, as it required assessment as to whether features, other than the conversion feature, required bifurcation and separate valuation.

We identified the accounting for and valuation of the Convertible Notes Transactions as a critical audit matter because of the complexity in applying the accounting framework and the significant estimates and judgments made by management in the determination of the fair value of the liability component. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of the accounting framework and assess the reasonableness of the fair value estimates and assumptions, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the Convertible Notes Transactions, including management’s judgments and calculations related to the determination of the fair value of the liability component of the Convertible Notes, involved the following procedures, among others:

•

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the Convertible Notes Transactions as well as the determination of the fair value of the liability component.

•

With the assistance of professionals in our firm having expertise in accounting treatment for financial instruments, we evaluated the Company’s conclusions regarding the accounting treatment applied to the Convertible Notes Transactions.

•

With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the significant assumptions used to determine the fair value of the liability component.

/s/ Deloitte & Touche LLP

New York, New York

March 1, 2021

We have served as the Company's auditor since 2016.

DATADOG, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$224,927	$597,297
Marketable securities	1,292,532	176,674
Accounts receivable, net of allowance for credit losses of $2,468 and $817 as of December 31, 2020 and 2019, respectively	163,359	102,394
Deferred contract costs, current	13,638	8,346
Prepaid expenses and other current assets	23,624	19,231
Total current assets	1,718,080	903,942
Property and equipment, net	47,197	32,749
Operating lease assets	57,829	53,002
Goodwill	17,609	9,058
Intangible assets, net	2,069	1,435
Deferred contract costs, non-current	26,750	17,409
Restricted cash	3,784	3,456
Other assets	16,967	16,990
TOTAL ASSETS	$1,890,285	$1,038,041
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,342	$15,429
Accrued expenses and other current liabilities	55,351	38,746
Operating lease liabilities, current	16,326	11,916
Deferred revenue, current	204,825	134,148
Total current liabilities	297,844	200,239
Operating lease liabilities, non-current	51,433	48,510
Convertible senior notes, net	575,864	—
Deferred revenue, non-current	3,450	4,340
Other liabilities	4,262	2,611
Total liabilities	932,853	255,700
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of December 31, 2020 and 2019; 218,510,509 and 64,308,498 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2	1
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of December 31, 2020 and 2019; 87,369,554 and 232,078,452 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	2
Additional paid-in capital	1,103,305	905,821
Accumulated other comprehensive income	2,287	133
Accumulated deficit	(148,163)	(123,616)
Total stockholders’ equity	957,432	782,341
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,890,285	$1,038,041

See accompanying notes to consolidated financial statements.

DATADOG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$603,466	$362,780	$198,077
Cost of revenue	130,197	88,949	46,529
Gross profit	473,269	273,831	151,548
Operating expenses:
Research and development	210,626	111,425	55,176
Sales and marketing	213,660	146,657	88,849
General and administrative	62,756	35,889	18,556
Total operating expenses	487,042	293,971	162,581
Operating loss	(13,773)	(20,140)	(11,033)
Other (expense) income:
Interest expense	(30,434)	(32)	—
Interest income and other income, net	21,985	4,196	793
Other (expense) income, net	(8,449)	4,164	793
Loss before provision for income taxes	(22,222)	(15,976)	(10,240)
Provision for income taxes	(2,325)	(734)	(522)
Net loss	$(24,547)	$(16,710)	$(10,762)
Net loss attributable to common stockholders	$(24,547)	$(16,710)	$(10,762)
Basic and diluted net loss per share	$(0.08)	$(0.12)	$(0.15)
Weighted average shares used in calculating basic and diluted net loss per share:	300,350	139,873	70,951

See accompanying notes to consolidated financial statements.

DATADOG, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(24,547)	$(16,710)	$(10,762)
Other comprehensive income:
Foreign currency translation adjustments	1,089	55	78
Unrealized gain on available-for-sale marketable securities	1,065	47	—
Other comprehensive income	2,154	102	78
Comprehensive loss	$(22,393)	$(16,608)	$(10,684)

See accompanying notes to consolidated financial statements.

DATADOG, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible		Class A and Class B				Non-Voting		Additional	Accumulated Other		Total Stockholders'
	Preferred Stock		Common Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
BALANCE—December 31, 2017	179,814,912	$140,805	—	$—	62,160,984	$—	1,137,000	$—	$19,716	$(48)	$(95,369)	$(75,701)
Effect of adoption of ASU 2016-19	—	—	—	—	—	—	—	—	775	—	(775)	—
BALANCE—January 1, 2018	179,814,912	140,805	—	—	62,160,984	—	1,137,000	—	20,491	(48)	(96,144)	(75,701)
Issuance of common stock upon exercise of stock options	—	—	—	—	14,882,622	—	—	—	4,557	—	—	4,557
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	375	—	—	375
Stock-based compensation	—	—	—	—	—	—	—	—	5,411	—	—	5,411
Conversion of non-voting common stock	—	—	—	—	1,137,000	—	(1,137,000)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	79	—	79
Net loss	—	—	—	—	—	—	—	—	—	—	(10,762)	(10,762)
BALANCE—December 31, 2018	179,814,912	$140,805	—	$—	78,180,606	$—	—	$—	$30,834	$31	$(106,906)	$(76,041)
Issuance of common stock upon exercise of stock options	—	—	429,430	—	10,117,557	—	—	—	7,173	—	—	7,173
Issuance of restricted shares of common stock	—	—	244,445	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	1,883	—	—	1,883
Stock-based compensation	—	—	—	—	—	—	—	—	19,235	—	—	19,235
Conversion of convertible preferred stock to common stock in connection with third-party tender offer	(803,481)	(53)	—	—	803,481	—	—	—	53	—	—	53
Reclassification of common stock to class A and class B common stock	—	—	89,101,644	—	(89,101,644)	—	—	—	—	—	—	—
Conversion of convertible preferred stock to class B common stock in connection with initial public offering	(179,011,431)	(140,752)	179,011,431	2	—	—	—	—	140,750	—	—	140,752
Issuance of class A common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	27,600,000	1	—	—	—	—	705,893	—	—	705,894
Other comprehensive income	—	—	—	—	—	—	—	—	—	102	—	102
Net loss	—	—	—	—	—	—	—	—	—	—	(16,710)	(16,710)
BALANCE—December 31, 2019	—	$—	296,386,950	$3	—	$—	—	$—	$905,821	$133	$(123,616)	$782,341
Issuance of common stock upon exercise of stock options	—	—	8,753,274	—	—	—	—	—	16,009	—		16,009
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	1,177			1,177
Vesting of restricted stock units	—	—	170,892	—	—	—	—	—	—	—	—	—
Issuance of restricted shares of common stock	—	—	120,992	—	—	—	—	—	5,169	—	—	5,169
Issuance of common stock under the employee stock purchase plan, net of shares withheld for taxes	—	—	447,955	—	—	—	—	—	13,906	—	—	13,906
Stock-based compensation	—	—	—	—	—	—	—	—	77,778	—	—	77,778
Equity component of 2025 Convertible Senior Notes, net	—	—	—	—	—	—	—	—	173,070	—	—	173,070
Purchases of capped calls related to 2025 Convertible Senior Notes	—	—	—	—	—	—	—	—	(89,625)	—	—	(89,625)
Change in accumulated other comprehensive income										2,154		2,154
Net loss											(24,547)	(24,547)
BALANCE—December 31, 2020	—	$—	305,880,063	$3	—	$—	—	$—	$1,103,305	$2,287	$(148,163)	$957,432

See accompanying notes to consolidated financial statements.

DATADOG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,547)	$(16,710)	$(10,762)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,450	12,370	6,026
Amortization of discounts or premiums on marketable securities	9,753	12	—
Amortization of debt discount and issuance costs	18,727	—	—
Amortization of deferred contract costs	10,447	5,400	2,671
Stock-based compensation, net of amounts capitalized	74,374	19,034	5,244
Non-cash lease expense	14,060	11,763	—
Allowance for credit losses on accounts receivable	3,283	1,195	477
Loss on disposal of property and equipment	10	708	9
Changes in operating assets and liabilities:
Accounts receivable, net	(64,248)	(47,510)	(25,322)
Deferred contract costs	(25,080)	(20,146)	(8,925)
Prepaid expenses and other current assets	(4,403)	(10,046)	(1,331)
Other assets	968	(8,486)	(6,955)
Accounts payable	6,539	2,484	7,241
Accrued expenses and other liabilities	3,970	6,376	10,857
Deferred revenue	69,788	67,790	31,599
Net cash provided by operating activities	109,091	24,234	10,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,794,562)	(176,639)	—
Maturities of marketable securities	506,554	—	—
Proceeds from sale of marketable securities	163,630	—	—
Purchases of property and equipment	(5,415)	(13,315)	(9,662)
Capitalized software development costs	(20,468)	(10,128)	(6,176)
Cash paid for acquisition of businesses; net of cash acquired	(2,363)	(2,138)	(1,618)
Net cash used in investing activities	(1,152,624)	(202,220)	(17,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	15,985	7,899	7,782
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	(421)	706,317	—
Proceeds from issuance of common stock under the employee stock purchase plan	15,170	—	—
Employee payroll taxes paid related to net share settlement under the employee stock purchase plan	(1,040)	—	—
Proceeds from issuance of convertible senior notes, net of issuance costs	730,207	—	—
Purchase of capped call related to convertible senior notes	(89,625)	—	—
Net cash provided by financing activities	670,276	714,216	7,782

Effect of exchange rate changes on cash, cash equivalents and restricted cash	779	(21)	47

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(372,478)	536,209	1,202
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	601,189	64,980	63,778
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$228,711	$601,189	$64,980

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$410	$143	$36

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$234	$315	$25
Stock-based compensation included in capitalized software development costs	$3,404	$201	$167
Vesting of early exercised options	$1,177	$1,883	$375
Costs related to initial public offering included in accounts payable and accrued liabilities	$—	$423	$—
Issuance of restricted shares of common stock for the acquisition of businesses	$5,169	$—	$—
Acquisition holdback	$1,500	$—	$—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$224,927	$597,297	$53,639
Restricted cash – Including amounts in prepaid expense and other current assets and other assets	3,784	3,892	11,341
Total cash, cash equivalents and restricted cash	$228,711	$601,189	$64,980

See accompanying notes to consolidated financial statements.

DATADOG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Description of Business

Datadog, Inc. (“Datadog” or the “Company”) was incorporated in the State of Delaware on June 4, 2010. The Company is the monitoring and analytics platform for developers, IT operations teams and business users in the cloud age. The Company’s SaaS platform integrates and automates infrastructure monitoring, application performance monitoring, log management and security monitoring, to provide unified, real-time observability of its customers’ entire technology stack. The Company is headquartered in New York City and has various other global office locations.

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

All information related to the Company’s common stock, convertible preferred stock and stock awards has been retroactively adjusted to give effect to 3-for-1 stock split on September 6, 2019.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates include the fair value of marketable securities, the allowance for credit losses, the fair value of acquired assets and assumed liabilities from business combinations, useful lives of property, equipment, software, and finite lived intangibles, stock-based compensation, stock-based compensation including the determination of the fair value of the Company’s stock prior to its IPO, fair value of common stock and redeemable convertible preferred stock prior to the IPO, valuation of long-lived assets and their recoverability, including goodwill, the incremental borrowing rate for operating leases, estimated expected period of benefit period for deferred contract costs, fair value of the liability component of the convertible debt, realization of deferred tax assets and uncertain tax positions, revenue recognition and the allocation of overhead costs between cost of revenue and operating expenses. The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from these estimates.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other (expense) income, net in the accompanying consolidated statements of operations when realized.

Revenue Recognition

The Company generates revenue from the sale of subscriptions to customers using its cloud-based platform. The terms of the Company’s subscription agreements are primarily monthly, annual or multi-year. The Company’s customers can enter into (1) a subscription agreement for a committed contractual amount of usage that is apportioned ratably on a monthly basis over the term of the subscription period, (2) a subscription agreement for a committed contractual amount of usage that is delivered as used, or (3) a monthly subscription based on usage. The Company typically bills customers on an annual or multi-year subscription in advance, with any usage in excess of the committed contracted amount billed monthly in arrears. The Company typically bills customers on a monthly plan in arrears. Customers also have the option to purchase additional services priced at rates at or above the stand-alone selling price.

The Company accounts for revenue contracts with customers through the following steps:

(1)	identify the contract with a customer;
(2)	identify the performance obligations in the contract;
(3)	determine the transaction price;
(4)	allocate the transaction price to the performance obligations in the contract; and
(5)	recognize revenue when or as the Company satisfies a performance obligation.

The Company’s revenue arrangements may include infrastructure monitoring, application performance monitoring, log management, synthetics monitoring, security monitoring, continuous profiling, serverless monitoring, network monitoring, real user monitoring and incident management as well as secondary services including custom metrics in dashboard monitoring, docker container monitoring, and indexed spans. The Company has identified each service as a separate performance obligation.

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

Revenue is recognized when control of these services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services. The Company determined an output method to be the most appropriate measure of progress because it most faithfully represents when the value of the services is simultaneously received and consumed by the customer, and control is transferred.

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

Convertible Senior Notes

In accounting for the issuance of the Company’s convertible senior notes (the “2025 Notes”), the 2025 Notes were separated into liability and equity components. The carrying amounts of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the respective 2025 Notes. This difference represents the debt discount that is amortized to interest expense over the contractual terms of the 2025 Notes using the effective interest rate method. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the debt issuance costs related to the 2025 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2025 Notes in the same proportion as the allocation of the proceeds. Issuance costs attributable to the liability component are being amortized to interest expense over the contractual terms of the 2025 Notes. The issuance costs attributable to the equity component were netted against the equity component in additional paid-in capital.

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

Advertising Costs

Advertising costs are expensed as incurred and were approximately $21.6 million, $9.5 million and $8.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in sales and marketing expense in the accompanying consolidated statement of operations.

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

Available-for-sale securities are recorded at fair value each reporting period. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. Unrealized gains and losses on these marketable securities are presented net of tax and reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses are determined based on the specific identification method and are reported in Interest income and other income, net in the consolidated statements of operations.

The Company periodically evaluates its marketable securities to assess whether an investment’s fair value is less than its amortized cost basis and if the decline in the fair value is attributable to a credit loss. Declines in fair value judged to be related to credit loss are reported in Interest income and other income, net in the consolidated statements of operations.

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

Geographical Information- Long lived assets

As of December 31, 2020, and 2019, 68% and 70% of the Company’s long lived assets were located in the United States and 32% and 30% were located outside of the United States, respectively.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable includes billed and unbilled receivables. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for credit losses by considering the age of each outstanding invoice and the collection history to determine the appropriate amount of allowance for credit losses. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified.

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

Accounting for Impairment of Long-Lived Assets (Including Goodwill and Intangibles)

Long-lived assets with finite lives include property and equipment, capitalized development software costs and acquired intangible assets. Long-lived assets are amortized over their estimated useful lives which are as follows:

Computers and equipment	3 years
Furnitures and fixtures	5 years
Leasehold improvements	Shorter of lease term or useful life of asset
Capitalized software development costs	2 years
Intangible assets	3 years

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

Goodwill is not amortized but rather tested for impairment at least annually on October 1, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the quantitative assessment results in the carrying value exceeding the fair value, in which case an impairment charge is recorded to the extent the carrying value exceeds the fair value. The Company did not recognize any impairment of goodwill during the years ended December 31, 2020, 2019 or 2018.

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

Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. Additionally, ASU No. 2016-13 amends the current available-for-sale security impairment model for debt securities held for investment. The new model will require an estimate of expected credit losses when the fair value is below the amortized cost of the asset. The credit-related impairment (and subsequent recoveries) are recognized as an allowance on the balance sheet with a corresponding adjustment to the income statement. Non-credit related losses will continue to be recognized through Other Comprehensive Income (Loss) (“OCI”). This guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted this ASU on January 1, 2020 and determined that ASU No. 2016-13 had no material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU No. 2018-15”), which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under Accounting Standard Codification (“ASC”) 350-40, Internal-Use Software, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company adopted ASU No. 2018-15 on January 1, 2020 and applied it prospectively to implementation costs incurred after the date of adoption. The Company’s adoption of ASU No. 2018-15 had no material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019- 12”), which aims to reduce complexity in accounting standards by improving certain areas of GAAP without compromising information provided to users of financial statements. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. It is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company early adopted ASU No. 2019-12 during the quarter ended September 30, 2020 with no material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU No. 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU No. 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such convertible debt instruments. Similarly, the debt discount, that is equal to the carrying value of the embedded conversion feature upon issuance, will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities. Additionally, ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis. The Company chose to early adopt ASU No. 2020-06 on January 1, 2021, using the modified retrospective basis. Adoption is expected to result in $16.8 million decrease to the opening balance of accumulated deficit.

3. Marketable Securities

The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheet as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$926,836	$1,157	$(143)	$927,850
Certificates of deposit	47,214	43	(1)	47,256
U.S. government treasury securities	108,092	203	(1)	108,294
Commercial paper	209,111	32	(11)	209,132
Marketable securities	$1,291,253	$1,435	$(156)	$1,292,532

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$80,376	$46	$(5)	$80,417
U.S. government treasury securities	72,467	10	(4)	72,473
Commercial paper	23,784	—	—	23,784
Marketable securities	$176,627	$56	$(9)	$176,674

As of December 31, 2020, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$994,178
Due in one year through five years	298,354
Total	$1,292,532

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

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of December 31, 2020 and 2019, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$181,743	$—	$—	$181,743
Commercial paper	—	25,195	—	25,195
Marketable Securities:
Corporate debt securities	—	927,850	—	927,850
Certificates of deposit	—	47,256	—	47,256
U.S. government treasury securities	—	108,294	—	108,294
Commercial paper	—	209,132	—	209,132
Total financial assets	$181,743	$1,317,727	$—	$1,499,470

	Fair Value Measurement as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$588,762	$—	$—	$588,762
Marketable Securities:
Corporate debt securities	—	80,417	—	80,417
U.S. government treasury securities	—	72,473	—	72,473
Commercial paper	—	23,784	—	23,784
Total financial assets	$588,762	$176,674	$—	$765,436

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper, corporate debt securities, certificates of deposit and U.S. government treasury securities within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

In addition to its cash equivalents and marketable securities, the Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the convertible senior notes to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 9, Convertible Senior Notes, to the consolidated financial statements for further details.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Hosting	$7,196	$9,180
General prepaid expenses	8,224	5,700
Other receivables	7,836	2,578
Rent	336	821
Marketing	32	516
Restricted cash	—	436
Total prepaid expenses and other current assets	$23,624	$19,231

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Computers and equipment	$11,490	$7,536
Furniture and fixtures	5,087	4,804
Leasehold improvements	17,639	16,517
Capitalized software development costs	48,502	24,630
Total property and equipment	$82,718	$53,487
Less: accumulated depreciation and amortization	(35,521)	(20,738)
Total property and equipment, net	$47,197	$32,749

As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Internal Use Software Development Costs, the Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.

Depreciation and amortization expense was approximately $14.5 million, $11.6 million, and $5.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

7. Acquisition, Intangible Assets and Goodwill

2020 Acquisition

During the year ended December 31, 2020, the Company completed an acquisition with the purchase price in cash and stock. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase price was allocated to intangible assets in the amount of $1.5 million and goodwill in the amount of $7.8 million based on the respective estimated fair values. The resulting goodwill is not deductible for income tax purposes.

2019 Acquisition

On November 6, 2019, the Company entered into a Stock Purchase Agreement whereby the Company acquired all of the issued and outstanding shares of a target company for $2.2 million in cash consideration. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. Goodwill resulted primarily from the expectation of integrating and enhancing the Company's current data streaming platform. The preliminary allocation of the purchase price was based on available information and assumptions at the time of the initial valuation and may be subject to change within the measurement period. The results of the operations have been included in the Company’s consolidated statements of operations since the acquisition date and were not material. Pro forma results of operations for this acquisition have not been presented because it was also not material to the consolidated results of operations.

The aggregate purchase consideration and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Fair Value
Fair value of net assets acquired:
Net tangible assets	$9
Software technology	910
Goodwill	1,285
Total fair value of net assets acquired	$2,204

2018 Acquisition

On September 28, 2018, the Company entered into a Stock Purchase Agreement whereby the Company acquired all of the issued and outstanding shares of a target company for $1.6 million in cash consideration. The target company created an artificial intelligence platform that the Company plans to use to strengthen the Company’s current product offering. Goodwill was not deductible for tax purposes. Goodwill resulted primarily from the expected integration of the target company’s platform with the Company’s existing product offerings. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The results of the operations have been included in the Company’s consolidated statements of operations and comprehensive loss since the acquisition date and were not material. Pro forma results of operations for this acquisition have not been presented because it was also not material to the consolidated results of operations. Transaction costs amounted to approximately $0.1 million and were expensed as incurred.

The aggregate purchase consideration and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Fair Value
Fair value of net assets acquired:
Net tangible assets (liabilities)	$(536)
Developed technology	825
Goodwill	1,334
Total fair value of net assets acquired	$1,623

Intangibles, net consisted of the following (in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$3,331	$(1,262)	$2,069	3 years

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$3,046	$(1,611)	$1,435	2-3 years

Intangible amortization expense was approximately $0.9 million, $0.8 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization of developed technology and customer relationships are included in cost of revenue on the Company’s consolidated statement of operations and comprehensive loss.

As of December 31, 2020, future amortization expense by year is expected to be as follows (in thousands):

Amount
2021	$1,042
2022	774
2023	253
Total	$2,069

The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2019	$9,058
Foreign currency translation adjustments	737
2020 acquisition	$7,814
Balance as of December 31, 2020	$17,609

8. Accrued Expenses and Other Current Liabilities

Certain prior year amounts have been reclassified for consistency in presentation with the current year presentation. These reclassifications had no effect on the reported results of operations.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accrued compensation and commissions	$22,186	$16,256
Accrued expenses	20,008	12,505
Early exercise liability-stock options	599	1,776
Other tax liability and sales tax	12,558	8,209
Total accrued expenses and other current liabilities	$55,351	$38,746

9. Convertible Senior Notes

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

(2)

during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day;

(3)	if the Company calls such 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
(4)	upon the occurrence of specified corporate events, as set forth in the indenture governing the 2025 Notes (“the Indenture”).

On or after March 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes, in integral multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. The conversion rate for the 2025 Notes is initially 10.8338 shares of Class A common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $92.30 per share of Class A common stock), subject to adjustment as set forth in the Indenture. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of Class A common stock, the amount of cash and shares of Class A common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 30 trading day observation period as described in the Indenture. In addition, if specific corporate events occur prior to the applicable maturity date, or if the Company elects to redeem the 2025 Notes, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event or redemption in certain circumstances. It is the Company’s current intent to settle the principal amount of the 2025 Notes in cash.

During the 12 months ended December 31, 2020, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes were therefore not convertible during the 12 months ended December 31, 2020 and were classified as long-term debt on the Company’s consolidated balance sheets.

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

In accounting for the issuance of the 2025 Notes, the 2025 Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the respective 2025 Notes. This difference represents the debt discount that is amortized to interest expense over the contractual terms of the 2025 Notes using the effective interest rate method. The carrying amount of the equity component representing the conversion option was $177.2 million. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the debt issuance costs of $17.3 million related to the 2025 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2025 Notes in the same proportion as the allocation of the proceeds. Issuance costs attributable to the liability component were $13.2 million and will be amortized, along with the debt discount, to interest expense over the contractual term of the 2025 Notes at an effective interest rate of 5.97%. Issuance costs attributable to the equity component were $4.1 million and are netted against the equity component in additional paid-in capital.

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

December 31, 2020
Principal	$747,500
Unamortized debt discount	(159,547)
Unamortized debt issuance costs	(12,089)
Net carrying amount	$575,864

The net carrying amount of the equity component of the 2025 Notes was as follows (in thousands):

December 31, 2020
Debt discount for conversion option	$177,169
Issuance costs	(4,099)
Net carrying amount	$173,070

As of December 31, 2020, the total estimated fair value of the 2025 Notes was approximately $981.7 million. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates.

The following table sets forth the interest expense related to the 2025 Notes for years ended December 31, 2020 (in thousands):

Year Ended December 31,
2020
Contractual interest expense	$540
Amortization of debt discount	17,621
Amortization of issuance costs	1,106
Total	$19,267

Capped Calls

In connection with the pricing of the 2025 Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls each have an initial strike price of approximately $92.30 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The Capped Calls have initial cap prices of $151.04 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2025 Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 8.1 million shares of the Company’s Class A common stock. For accounting purposes, the Capped Calls are separate transactions, and not part of the 2025 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $89.6 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured.

10. Commitments and Contingencies

Non-cancelable Material Commitments—As of December 31, 2020, the Company had purchase commitments of $184.2 million, primarily related to cloud hosting and other software-based services.

Lease Commitments—The Company has entered into various noncancelable operating leases for its facilities expiring between fiscal 2021 and 2029. Certain operating leases contain provisions under which monthly rent escalates over time. When lease agreements contain escalating rent clauses or free rent periods, the Company recognizes rent expense on a straight-line basis over the term of the lease.

Rent expense for the years ended December 31, 2020, 2019 and 2018 was $20.8 million, $16.7 million and $10.0 million, respectively.

During 2020, 2019 and 2018, the Company recorded $1.0 million, $1.0 million and $0.7 million, respectively, in sub-lease income which were recorded as a credit to rent expense.

Non-Income Tax Matters— In January 2015, the Company recorded a $5.0 million contingent Federal payroll tax liability in conjunction with common stock repurchase transactions, as part of a capital raise, with certain of its employees. The potential payroll tax treatment of these transactions was subject to uncertainty, and the contingent payroll tax liability was deemed probable and reasonably estimable. On April 15, 2019, the period of limitations for assessing the contingent Federal payroll tax liability expired and the Company was legally released from being the primary obligor. As a result, the Company recognized a $5.0 million benefit in the operating expenses section of the consolidated statement of operations during the year ended December 31, 2019.

In January 2016, the Company recorded a $5.4 million contingent Federal payroll tax liability in conjunction with common stock repurchase transactions, as part of a capital raise, with certain of its employees. The potential payroll tax treatment of these transactions was subject to uncertainty, and the contingent payroll tax liability was deemed probable and reasonably estimable. On April 15, 2020, the period of limitations for assessing the contingent Federal payroll tax liability expired and the Company was legally released from being the primary obligor. As a result, the Company recognized a $5.6 million benefit in the operating expenses section of the consolidated statement of operations during the year ended December 31, 2020.

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the years ended December 31, 2020 and 2019.

Legal Matters—The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position or results of operations.

Indemnification—The Company enters into indemnification provisions under some agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s consolidated statements of operations in connection with the indemnification provisions have not been material.

11. Leases

The Company has entered into various noncancelable operating leases for its facilities expiring between fiscal 2021 and 2029. Certain lease agreements contain an option for the Company to renew a lease for a term of up to five years or an option to terminate a lease early within three years. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

The components of lease cost recognized within the Company’s consolidated statements of operations were as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost(1)	$17,081	$13,636
Variable lease cost(2)	—	94
Short-term lease cost	3,717	2,925

1)	Includes non-cash lease expense of $14.0 million and $10.4 million for the years ended December 31, 2020 and 2019, respectively.
2)	Primarily related to Consumer Price Index adjustments, common area maintenance and property tax.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in measurement of lease liabilities	$15,074	$9,767
Operating lease assets obtained in exchange for new lease liabilities	17,379	14,618

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
2021	$19,072
2022	20,292
2023	18,210
2024	2,572
2025	2,766
Thereafter	12,747
Total lease payments	$75,659
Less: imputed interest	(7,900)
Present value of lease liabilities	$67,759

As of December 31, 2020, the Company had one additional operating lease that had not yet commenced, which is excluded from the table above. The operating lease will commence in fiscal year 2021 and had $19.0 million of undiscounted future payments with a lease term of 7.75 years.

Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years)	4.4	4.0
Weighted average discount rate	4.71%	4.98%

12. Revenue

Geographical Information

Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2020	2019	2018
North America	$449,899	$272,190	$150,945
International	153,567	90,590	47,132
Total	$603,466	$362,780	$198,077

Other than the United States, no other individual country accounted for 10% or more of total revenue for the years ended December 31, 2020, 2019, or 2018.

Accounts Receivable

As of December 31, 2020, and 2019, unbilled accounts receivable of approximately $20.1 million and $14.4 million, respectively, was included in accounts receivable on the Company’s consolidated balance sheets.

During the years ended December 31, 2020 and 2019, the Company charged $1.6 million and $0.9 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.

Deferred Revenue and Remaining Performance Obligations

Revenue recognized during the years ended December 31, 2020, 2019 and 2018 which was included in the deferred revenue balances at the beginning of each respective period, was $126.8 million, $71.0 million, and $37.1 million.

As of December 31, 2020, and 2019, the aggregate transaction price allocated to remaining performance obligations was $434.1 million and $243.8 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months and more than a majority will be recognized to revenue over the next 12 months.

Deferred Contract Costs

Deferred contract costs on the Company’s consolidated balance sheets were $40.4 million and $25.8 million as of December 31, 2020 and 2019, respectively. Amortization expense was $10.4 million, $5.4 million and $2.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table represents a rollforward of the Company’s deferred contract costs (in thousands):

Amount
Balance as of December 31, 2017	$4,755
Additions to deferred contract costs	8,925
Amortization of deferred contract costs	(2,671)
Balance as of December 31, 2018	$11,009
Additions to deferred contract costs	20,146
Amortization of deferred contract costs	(5,400)
Balance as of December 31, 2019	$25,755
Additions to deferred contract costs	25,080
Amortization of deferred contract costs	(10,447)
Balance as of December 31, 2020	$40,388

13. Stockholders’ Equity

Class A and Class B Common Stock

The Company has two classes of common stock, Class A and Class B. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder and are automatically converted upon the sale or transfer to Class A common stock, subject to certain limited exceptions.

During the year ended December 31, 2020, 145,387,306 shares of Class B common stock were converted into Class A common stock.

As of December 31, 2020, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 218,510,509 shares of Class A common stock and 87,369,554 shares of Class B common stock were issued and outstanding.

As of December 31, 2020 and 2019, the Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2020	2019
Options and RSU's outstanding	32,235,043	37,031,861
Shares available for future option and RSU grants	42,797,432	31,729,237
Shares available subject to the 2019 ESPP	9,222,883	6,725,000
	84,255,358	75,486,098

Equity Incentive Plans

The Company has two equity incentive plans, the 2012 equity incentive plan (the “2012 Plan”) and the 2019 equity incentive plan (the “2019 Plan”).  In connection with the IPO, the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of December 31, 2020, there were 27,033,564 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based and other awards, each valued or based on the Company’s Class A common stock, to employees, consultants, and advisors of the Company. As of December 31, 2020, the Company was authorized to grant awards representing up to 86,086,351 shares under the 2019 Plan and had awards representing 42,797,432 shares of Class A common stock available to grant under the 2019 Plan.

Stock Options

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

The following table summarizes the assumptions used during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Expected volatility	38.9%	38.9% - 39.5%	38.4% - 39.0%
Risk-free interest rate	1.7%	1.4% - 2.6%	2.6% - 3.0%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.1	5.2 - 6.3	5.8 - 6.1
Fair value of common stock	$41.19	$6.16 - $38.21	$2.23 - $5.63

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

Stock option activity during the year ended December 31, 2020 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance—December 31, 2018	38,865,057	$0.83	7.9
Options granted	9,518,730	$9.15
Options exercised	(10,546,987)	$0.75
Options forfeited or expired	(1,452,033)	$2.54
Balance—December 31, 2019	36,384,767	$2.96	7.6
Exercisable—December 31, 2019	22,327,967	$2.19	7.0
Balance—December 31, 2019	36,384,767	$2.96		$1,266,938
Options granted	14,600	41.19	—	—
Options exercised	(8,753,274)	1.83	—	—
Options forfeited or expired	(577,770)	4.93	—	—
Balance—December 31, 2020	27,068,323	3.31	6.70	2,575,069
Exercisable—December 31, 2020	16,545,562	$1.39	5.86	$1,605,723

As of December 31, 2020, there were 34,759 shares of Class A common stock and 27,033,564 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2019, there were 20,700 shares of Class A common stock and 36,364,067 shares of Class B common stock issuable upon the exercise of options outstanding.

Total compensation cost related to unvested awards not yet recognized was approximately $60.6 million and $90.5 million as of December 31, 2020 and December 31, 2019, respectively. The weighted-average period over which this compensation cost related to unvested employee awards will be recognized is 2.0 years and 2.7 years as of December 31, 2020 and December 31, 2019, respectively.

The weighted average grant-date fair value of options granted during 2020, 2019 and 2018 was $16.55, $8.69 and $2.48, respectively. The Company received approximately $16.0 million, $7.9 million and $7.8 million in cash proceeds from options exercised during 2020, 2019 and 2018, respectively. The intrinsic value of options exercised in 2020, 2019 and 2018 was approximately $554.3 million, $121.3 million and $36.4 million, respectively. The aggregate fair value of options vested during 2020, 2019 and 2018 was $27.6 million, $10.8 million and $3.5 million, respectively.

Restricted Stock Units

The following table summarizes the activity for the Company’s unvested RSUs:

	Shares	Weighted-Average Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested and outstanding balance as of December 31, 2019	$647,094	$36.08	$24,447
Awarded	4,860,097	61.42	—
Vested	(170,892)	36.41	—
Forfeited/canceled	(169,579)	48.24	—
Unvested and outstanding balance as of December 31, 2020	5,166,720	$59.50	$508,612

The Company granted 244,445 and 96,210 restricted shares of Class A common stock in November 2019 and June 2020, respectively, which are subject to service-based vesting conditions over approximately four years.

Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $281.5 million and $30.4 million as of December 31, 2020 and December 31, 2019, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares will be recognized is 3.4 years and 3.9 years as of December 31, 2020 and December 31, 2019, respectively. The Company expects to settle RSUs with shares of its Class A common stock.

Stock-Based Compensation

Stock-based compensation expense was included in the consolidated statement of operations as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$1,794	$582	$287
Research and development	38,008	7,972	1,641
Sales and marketing	20,467	5,538	1,910
General and administrative	14,105	4,942	1,406
Stock-based compensation, net of amounts capitalized	74,374	19,034	5,244
Capitalized stock-based compensation expense	3,404	201	167
Total stock-based compensation expense	$77,778	$19,235	$5,411

Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. The Company has recorded liabilities related to early exercises of 438,750 shares of common stock and 1,239,750 shares of common stock as of December 31, 2020 and December 31, 2019, respectively.

Employee Stock Purchase Plan

In September 2019, the Board adopted and approved the 2019 ESPP, which became effective on the date of the final prospectus for the Company’s IPO.

The ESPP is implemented through a series of offerings under which eligible employees are granted purchase rights to purchase shares of the Company’s Class A common stock on specified dates during such offerings. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP.

The Company recognized $5.0 million and $1.2 million of stock-based compensation expense related to the ESPP during the years ended December 31, 2020, and 2019, respectively.

As of December 31, 2020, and 2019, $2.8 million and $3.3 million, respectively has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions.

There were no purchases for the year ended December 31, 2019 related to the ESPP. During the year ended December 31, 2020, the Company issued 447,955 shares of Class A common stock under the ESPP. As of December 31, 2020, 9,222,883 shares of Class A common stock remain available for grant under the ESPP.

Total compensation cost related to the ESPP not yet recognized was approximately $2.5 million and $1.5 million as of December 31, 2020 and 2019, respectively. The weighted average period over which this compensation cost will be recognized is 0.4 years as of December 31, 2020 and 2019.

14. Interest income and other income, net

Interest income and other income, net consist of the following (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Interest income	$21,234	$4,110	$913
Other income (expense), net	751	86	(120)
Interest income and other income, net	$21,985	$4,196	$793

15. Income Taxes

Income Taxes—For financial reporting purposes, loss before income taxes, includes the following components (in thousands):

	December 31,
	2020	2019	2018
Domestic	$(32,033)	$(18,330)	$(11,273)
Foreign	9,811	2,354	1,033
Loss before income taxes	$(22,222)	$(15,976)	$(10,240)

Total income taxes allocated to operations for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

2020	Current	Deferred	Total
Federal	$—	$—	$—
State	124	—	124
Foreign	2,239	(38)	2,201
Total	$2,363	$(38)	$2,325

2019	Current	Deferred	Total
Federal	$—	$—	$—
State	126	—	126
Foreign	967	(359)	608
Total	$1,093	$(359)	$734

2018	Current	Deferred	Total
Federal	$—	$—	$—
State	(127)	—	(127)
Foreign	559	90	649
Total	$432	$90	$522

Tax Rate Reconciliation—Income tax expense was $2.3 million, $0.7 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, and differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018, to pretax loss from operations as a result of the following (in thousands):

	December 31,
	2020	2019	2018
Income tax expense at federal statutory rate	$(4,667)	$(3,355)	$(2,151)
Nondeductible expenses	132	380	452
State taxes (net of federal benefit)	98	100	(100)
Net change in valuation allowance	51,892	5,043	1,052
Uncertain tax positions	17	23	241
US tax costs on international operations	1,818	201	296
Foreign taxes	126	92	191
Share based compensation deductions	(47,032)	(1,630)	541
Return to provision	(48)	(120)	—
Other	(11)	—	—
Total	$2,325	$734	$522

The Company incurred U.S. operating and tax losses, mainly driven by significant equity compensation deductions. These deductions had an impact of $47.0 million on the effective tax rate. The Company also early adopted the provisions of ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”) during the year ended December 31, 2020. As a result of the adoption of ASU No. 2019-12, the tax effect of the Company’s loss from continuing operations for the year ended December 31, 2020 was computed without regard to items other than from continuing operations. Prior to early adoption, for the quarter ended June 30, 2020, the taxable temporary difference resulting from the convertible debt issuance provided an additional source of income to support the realizability of the Company's pre-existing deferred tax assets and the Company released a valuation allowance of $15.1 million through additional paid-in capital as a result of the intra-period allocation guidance.

For the year ended December 31, 2020, the Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company recorded a full valuation allowance against substantially all of its net deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.

On December 21, 2020, Congress passed the Consolidated Appropriations Act, 2021. The act includes the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the COVID-related Tax Relief Act of 2020, both of which extend many credits and other COVID-19 relief, among other extenders. The Consolidated Appropriations Act is retroactively applied to the original date of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). Like the CARES Act, under ASC 740, the effects of new legislation would need to be recognized in the period of enactment. Therefore, the effects of the Consolidated Appropriations Act would need to be accounted for in the year ended December 31, 2020. The Company evaluated the provisions of the Consolidated Appropriations Act and determined that there was no material impact for the year ended December 31, 2020.

On March 27, 2020, the CARES Act was enacted and signed into law. The CARES Act makes changes to the U.S. tax code, including, but not limited to: (1) modifications to the business interest deduction limitation for tax years 2019 and 2020; (2) a technical correction of the recovery period of qualified improvement property from 39 to 15 years; and (3) a repeal of the 80% taxable income limitation on the deduction of net operating losses ("NOLs") for tax years beginning before January 1, 2021 as well as a five-year carryback period allowed for NOLs generated in tax years beginning after December 31, 2017 and before January 1, 2021. Under ASC 740, the effects of new legislation would need to be recognized in the period of enactment. Therefore, the effects of the CARES Act would need to be accounted for in the year ended December 31, 2020. The Company evaluated the provisions of the CARES Act and determined that there was no material impact for the year ended December 31, 2020.

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

Pursuant to the Staff Accounting Bulletin published by the SEC on December 22, 2017, addressing the challenges in accounting for the effects of the Tax Act in the period of enactment, companies reported provisional amounts for those specific income tax effects of the Tax Act for which the accounting was incomplete, but a reasonable estimate could be determined. Those provisional amounts were subject to adjustment during a measurement period of up to one year from the enactment date (a “measurement-period adjustment”). Pursuant to this guidance, the estimated impact of the Tax Act was based on a preliminary review of the new tax law and projected future financial results and was subject to revision based upon further analysis and interpretation of the Tax Act and to the extent that actual results differed from projections available at that time.

In 2018, the Company completed its accounting with respect to the Tax Act and did not make any measurement-period adjustments to the initial tax expense of $4.0 million recorded in 2017.

Components of Deferred Taxes—The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$66,801	$14,631
Stock-based compensation	11,820	2,085
Federal withholding tax reserve	—	815
Internal use software	2,153	1,746
Lease liability	12,566	10,440
Convertible senior notes - issuance costs	832	—
Other	2,632	1,297
Total deferred tax assets	$96,804	$31,014
Less: valuation allowance	(33,847)	(15,205)
Deferred tax assets, net of valuation allowance	$62,957	$15,809
Deferred tax liabilities:
Commissions	$(10,247)	$(6,514)
Right of use asset	(11,394)	(9,210)
Convertible senior notes	(40,478)
Other	(800)	(85)
Total deferred tax liabilities	$(62,919)	$(15,809)
Deferred tax assets, net	$38	$—

The Company accounts for income taxes using an asset and liability method and deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The Company’s deferred tax assets and liabilities are comprised primarily of federal and state net operating loss carryforwards and basis differences for financial reporting and tax purposes of certain assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the weight of all available evidence, which includes the historical operating performance and the recorded cumulative losses in prior fiscal periods, management does not believe as of December 31, 2020 and 2019 that it is more likely than not that the Company will realize its U.S. deferred tax assets. As a result, a valuation allowance of $33.8 million and $15.2 million has been provided at December 31, 2020 and 2019, respectively. The valuation allowance changed by $18.6 million and $5.5 million at December 31, 2020 and 2019, respectively. During the period, the Company fully released the valuation allowance due to the convertible debt issuance then subsequently recorded a valuation allowance due to the Company’s loss position. At December 31, 2020 and 2019, the Company has net operating loss carryforwards for federal tax purposes of approximately $263.2 million and $56.6 million, respectively, which is available to offset federal taxable income. The federal net operating loss carryforwards generated at December 31, 2017 and prior will begin to expire in 2031, if not utilized. Net operating losses generated at December 31, 2018 and after have an indefinite carryforward period but are subject to an 80% of taxable income limitation. The Company has approximately $177.5 million and $42.0 million of post-apportioned net operating loss carryforwards as of December 31, 2020 and 2019, respectively for various state tax purposes. The state net operating loss carryforwards will begin to expire in 2028, if not utilized.

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

The following table shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2020, 2019 and 2018 (in thousands):

	December 31,
	2020	2019	2018
Beginning balance	$920	$920	$563
Increases based on tax positions during the current period	—	—	357
(Decreases) based on tax positions during the current period	(388)	—	—
Ending balance	$532	$920	$920

The total amount of unrecognized tax benefits that, if recognized would impact the effective tax rate would be $0.5 million for the years ended December 31, 2020 and 2019.

The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense. The total amount of interest and penalties associated with unrecognized income tax benefits is $0.4 million for the years ended December 31, 2020 and 2019.

It is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, as such the Company anticipates insignificant changes to unrecognized tax benefits over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in various international jurisdictions. Tax years 2015 and forward generally remain open for examination for federal and state tax purposes. The Company closed its audit of the U.S., a major tax jurisdiction, for the 2017 tax year during 2020 with no changes noted. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2020 and 2019 will remain subject to examination until the respective tax year is closed.

16. Net (Loss) Income Per Share

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

Basic and diluted net income (loss) per share is computed using the weighted-average number of common shares of common stock outstanding during the period. The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common shares stock as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the conversion of Class B common stock is assumed in the computation of the diluted net income (loss) per share of Class A common stock, the undistributed earnings are equal to net income (loss) for that computation.

The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Year Ended December 31,
	2020		2019		2018
Basic net loss per share:	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(13,614)	$(10,933)	$(1,149)	$(15,561)	$(10,762)
Denominator:
Weighted average shares used in calculating net loss per share, basic	166,582	133,768	9,611	130,262	70,951
Basic net loss per share	$(0.08)	$(0.08)	$(0.12)	$(0.12)	$(0.15)
Diluted net loss per share:
Numerator:
Allocation of distributed loss for basic computation	$(13,614)	$(10,933)	$(1,149)	$(15,561)	$(10,762)
Reallocation of undistributed loss as a result of conversion of Class B to Class A shares	(10,933)	—	(15,561)	—	—
Allocation of undistributed loss	$(24,547)	$(10,933)	$(16,710)	$(15,561)	$(10,762)
Denominator:
Number of shares used in basic calculation	166,582	133,768	9,611	130,262	70,951
Weighted average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	133,768	—	130,262	—	—
Number of shares used in diluted calculation	300,350	133,768	139,873	130,262	70,951
Diluted net loss per share	$(0.08)	$(0.08)	$(0.12)	$(0.12)	$(0.15)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018

Convertible Preferred Stock	$—	$—	$179,815
Shares subject to outstanding stock options and restricted stock units	32,235	37,032	38,865
Unvested early exercised stock options	718	1,240	2,096
Shares subject to the 2019 ESPP	141	353	—
Shares underlying the conversion spread in the convertible senior notes	608	—	—
Total	$33,702	$38,625	$220,776

The Company uses the treasury stock method for calculating the potential dilutive effect of the conversion spread on diluted net income per share; if any, as the Company currently expects to settle the principal amount of the 2025 Notes in cash, and any excess in shares of the Company’s Class A common stock. The shares of the underlying conversion option for the 2025 Notes were not considered in the calculation of diluted net income per share as the effect would have been anti-dilutive. The effect of the conversion spread becomes dilutive when the average share price for the Company’s Class A common stock exceeds the conversion price of $92.30 per share. Although the Notes were not convertible as of December 31, 2020, the Company calculated the potentially dilutive effect of the conversion spread, which is included in the table above.

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

17. Subsequent Events

In February 2021, the Company entered into an agreement to acquire Sqreen, Inc, a SaaS based security platform, for approximately $260 million in cash and stock, subject to certain customary adjustments, of which approximately 25% is deferred. In addition, the Company completed the acquisition of Timber Technologies, the producer of a vendor-agnostic and high-performance observability data pipeline. The Company is currently evaluating the purchase price allocation for these transactions.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Datadog, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Datadog, Inc. and its subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York

March 1, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item (other than as set forth below) will be included in the proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020, or the 2021 Proxy Statement, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Datadog, Inc.	8-K	001-39051	3.1	September 23, 2019

3.4	Amended and Restated Bylaws of Datadog, Inc.	S-1	333-233428	3.4	August 23, 2019

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-233428	4.1	September 9, 2019

4.2	Description of Securities.	10-K	001-39051	4.2	February 25, 2020

4.1	Indenture, dated June 2, 2020, between Datadog, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-39051	4.1	June 2, 2020

4.4	Form of Global Note representing Datadog, Inc.’s 0.125% Convertible Senior Notes due 2025	8-K	001-39051	4.4	June 2, 2020

10.1	Fourth Amended and Restated Investor Rights Agreement, dated December 28, 2015.	S-1	333-233428	10.1	August 23, 2019

10.2#	Datadog, Inc. 2012 Equity Incentive Plan, and terms of agreements thereunder.	S-1	333-233428	10.2	August 23, 2019

10.3#	Datadog, Inc. 2019 Equity Incentive Plan and terms of agreements thereunder.	S-1/A	333-233428	10.3	September 9, 2019

10.4#	Datadog, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233428	10.4	September 9, 2019

10.5#	Form of Indemnity Agreement entered into by and between Datadog, Inc. and each director and executive officer.	S-1/A	333-233428	10.5	September 9, 2019

10.6#	Offer Letter, by and between Datadog, Inc. and Olivier Pomel, dated May 20, 2011.	S-1/A	333-233428	10.6	September 9, 2019

10.7#	Offer Letter, by and between Datadog, Inc. and David Obstler, dated August 28, 2018.	S-1/A	333-233428	10.7	September 9, 2019

10.8#	Offer Letter, by and between Datadog, Inc. and Laszlo Kopits, dated February 27, 2017.	S-1/A	333-233428	10.8	September 9, 2019

10.9	Agreement of Sub-Sub-Sublease, by and between Datadog, Inc. and Ideeli Inc., dated April 14, 2016.	S-1	333-233428	10.9	August 23, 2019

10.10	Agreement of Sub-Sublease, by and between Datadog, Inc. and BT Americas Inc., dated September 18, 2017.	S-1	333-233428	10.10	August 23, 2019

10.11	Sublease, by and between Datadog, Inc. and Covington & Burling LLP, dated July 19, 2018.	S-1	333-233428	10.11	August 23, 2019

10.12#	Non-Employee Director Compensation Policy.	S-1/A	333-233428	10.12	September 9, 2019

10.13#	Form of Change of Control and Severance Agreement.	S-1/A	333-233428	10.13	September 9, 2019

10.1	Form of Confirmation for Capped Call Transaction.	8-K	001-39051	10.1	June 2, 2020

10.14	Agreement of Sublease, by and between Datadog, Inc. and Clearbridge Investments, LLC, dated July 9, 2020					X

21.1	List of Significant Subsidiaries of Datadog, Inc.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

#	Indicates management contract or compensatory plan.
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

DATADOG, INC.

Date: March 1, 2021	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director

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

Signature	Title	Date
/s/ Olivier Pomel Olivier Pomel	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021
/s/ David Obstler	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2021
David Obstler /s/ Alexis Le-Quôc Alexis Le-Quôc
	President, Chief Technology Officer and Director	March 1, 2021
/s/ Michael Callahan Michael Callahan	Director	March 1, 2021
/s/ Matthew Jacobson Matthew Jacobson	Director	March 1, 2021
/s/ Dev Ittycheria Dev Ittycheria	Director	March 1, 2021
/s/ Julie Richardson Julie Richardson	Director	March 1, 2021
/s/ Shardul Shah Shardul Shah	Director	March 1, 2021