Form 10-Q
period 2021-03-31
Datadog, Inc.
filed 2021-05-07
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-39051
_________________________________________________________
Datadog, Inc.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________

Delaware		27-2825503
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
620 8th Avenue,	45th Floor
New York,	NY	10018
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (866) 329-4466
_________________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2021, there were 233,936,813 shares of the registrant’s Class A common stock and 74,446,636 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses and other operating results;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase usage of our platform and upsell and cross sell additional products;
•our ability to achieve or sustain our profitability;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•the costs and success of our sales and marketing efforts, and our ability to promote our brand;
•our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to protect our intellectual property rights and any costs associated therewith;
•our ability to compete effectively with existing competitors and new market entrants;
•the growth rates of the markets in which we compete; and
•the potential impact of the ongoing COVID-19 pandemic on our business, results of operations and financial condition.
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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DATADOG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$369,706	$224,927
Marketable securities	1,178,190	1,292,532
Accounts receivable, net of allowance for credit losses of $2,317 and $2,468 as of March 31, 2021 and December 31, 2020, respectively	154,111	163,359
Deferred contract costs, current	15,446	13,638
Prepaid expenses and other current assets	29,404	23,624
Total current assets	1,746,857	1,718,080
Property and equipment, net	52,805	47,197
Operating lease assets	53,117	57,829
Goodwill	48,479	17,609
Intangible assets, net	3,414	2,069
Deferred contract costs, non-current	27,874	26,750
Restricted cash	3,613	3,784
Other assets	15,915	16,967
TOTAL ASSETS	$1,952,074	$1,890,285
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,065	$21,342
Accrued expenses and other current liabilities	68,476	55,351
Operating lease liabilities, current	16,626	16,326
Deferred revenue, current	223,647	204,825
Total current liabilities	320,814	297,844
Operating lease liabilities, non-current	46,620	51,433
Convertible senior notes, net	732,968	575,864
Deferred revenue, non-current	5,628	3,450
Other liabilities	4,714	4,262
Total liabilities	1,110,744	932,853
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 232,419,196 and 218,510,509 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2	2
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 75,385,154 and 87,369,554 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	985,004	1,103,305
Accumulated other comprehensive income	752	2,287
Accumulated deficit	(144,429)	(148,163)
Total stockholders’ equity	841,330	957,432
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,952,074	$1,890,285
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$198,549	$131,248
Cost of revenue	46,666	26,479
Gross profit	151,883	104,769
Operating expenses:
Research and development	79,266	40,824
Sales and marketing	64,353	45,215
General and administrative	21,094	14,952
Total operating expenses	164,713	100,991
Operating (loss) income	(12,830)	3,778
Other income:
Interest expense	(5,472)	(707)
Interest income and other income, net	5,773	3,603
Other income, net	301	2,896
(Loss) income before provision for income taxes	(12,529)	6,674
Provision for income taxes	(539)	(195)
Net (loss) income	$(13,068)	$6,479
Net (loss) income attributable to common stockholders	$(13,068)	$6,479
Basic net (loss) income per share	$(0.04)	$0.02
Diluted net (loss) income per share	$(0.04)	$0.02
Weighted average shares used in calculating basic net (loss) income per share	306,034	295,455
Weighted average shares used in calculating diluted net (loss) income per share	306,034	327,801
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(13,068)	$6,479
Other comprehensive loss:
Foreign currency translation adjustments	(853)	(287)
Unrealized loss on available-for-sale marketable securities	(682)	(908)
Other comprehensive loss:	(1,535)	(1,195)
Comprehensive (loss) income	$(14,603)	$5,284
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2020	305,880,063	$3	$1,103,305	$2,287	$(148,163)	$957,432
Effect of adoption of ASU 2020-06	—	—	(173,070)	—	16,802	(156,268)
BALANCE—January 1, 2021	305,880,063	3	930,235	2,287	(131,361)	801,164
Issuance of common stock upon exercise of stock options	1,320,113	—	3,290	—	—	3,290
Vesting of early exercised stock options	—	—	293	—	—	293
Vesting of restricted stock units	348,352	—	—	—	—	—
Issuance of restricted shares of common stock from acquisition	255,822	—	20,172	—	—	20,172
Stock-based compensation	—	—	31,014	—	—	31,014
Change in accumulated other comprehensive income	—	—	—	(1,535)	—	(1,535)
Net loss	—	—	—	—	(13,068)	(13,068)
BALANCE—March 31, 2021	307,804,350	$3	$985,004	$752	$(144,429)	$841,330

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2019	296,386,950	$3	$905,821	$133	$(123,616)	$782,341
Issuance of common stock upon exercise of stock options	2,347,770	—	2,813	—	—	2,813
Vesting of early exercised stock options	—	—	294	—	—	294
Stock-based compensation	—	—	12,163	—	—	12,163
Change in accumulated other comprehensive loss	—	—	—	(1,195)	—	(1,195)
Net income	—	—	—	—	6,479	6,479
BALANCE—March 31, 2020	298,734,720	$3	$921,091	$(1,062)	$(117,137)	$802,895
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,068)	$6,479
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,402	3,688
Amortization of discounts or premiums on marketable securities	4,259	244
Amortization of issuance costs	835	—
Amortization of deferred contract costs	3,779	2,185
Stock-based compensation, net of amounts capitalized	28,861	12,060
Non-cash lease expense	4,012	3,226
Allowance for credit losses on accounts receivable	25	1,073
Loss on disposal of property and equipment	3	2
Changes in operating assets and liabilities:
Accounts receivable, net	9,223	(7,116)
Deferred contract costs	(6,711)	(4,619)
Prepaid expenses and other current assets	(5,998)	(1,404)
Other assets	572	919
Accounts payable	(9,226)	(1,391)
Accrued expenses and other liabilities	9,682	2,025
Deferred revenue	21,000	6,884
Net cash provided by operating activities	51,650	24,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(150,331)	(427,482)
Maturities of marketable securities	253,234	2,620
Proceeds from sale of marketable securities	6,497	—
Purchases of property and equipment	(998)	(1,526)
Capitalized software development costs	(6,183)	(3,417)
Cash paid for acquisition of businesses; net of cash acquired	(11,509)	—
Net cash provided by (used in) investing activities	90,710	(429,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,275	2,813
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering cost	—	(153)
Employee payroll taxes paid related to net share settlement under the employee stock purchase plan	(245)	—
Net cash provided by financing activities	3,030	2,660

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(782)	(141)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	144,608	(403,031)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	228,711	601,189
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$373,319	$198,158

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$327	$34

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$213	$610
Stock-based compensation included in capitalized software development costs	$2,153	$103
Vesting of early exercised options	$293	$294
Costs related to initial public offering included in accounts payable and accrued liabilities	$—	$268
Issuance of restricted shares of common stock for the acquisition of businesses	$20,172	$—
Acquisition holdback	$1,195	$—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$369,706	$194,350
Restricted cash – Including amounts in prepaid expense and other current assets and other assets	3,613	3,808
Total cash, cash equivalents and restricted cash	$373,319	$198,158
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
The unaudited condensed consolidated financial statements include the accounts of Datadog, Inc. and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other interim period or for any other future year. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 1, 2021 (the “Annual Report”).
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Datadog, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include the fair value of marketable securities, the allowance for credit losses, the fair value of acquired assets and assumed liabilities from business combinations, useful lives of property, equipment, software, and finite lived intangibles, stock-based compensation, valuation of long-lived assets and their recoverability, including goodwill, the incremental borrowing rate for operating leases, estimated expected period of benefit for deferred contract costs, fair value of the liability component of the convertible debt, realization of deferred tax assets and uncertain tax positions, revenue recognition and the allocation of overhead costs between cost of revenue and operating expenses. The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from these estimates.
Accounting Pronouncements Recently Adopted
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU No. 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity. Among other changes, ASU No. 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such convertible debt instruments. Similarly, the debt discount, that is equal to the carrying value of the embedded conversion feature upon issuance, will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities. Additionally, ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis. The Company early adopted ASU No. 2020-06 on January 1, 2021, using the modified retrospective basis. Adoption resulted in a $16.8 million decrease to the opening balance of accumulated deficit, a $173.1 million decrease to the opening balance of additional paid-in capital, and a $156.3 million increase to the opening balance of Convertible senior notes, net on the consolidated balance sheet.

3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$855,305	$644	$(260)	$855,689
Certificates of deposit	47,652	43	—	47,695
U.S. government treasury securities	83,839	117	—	83,956
Commercial paper	190,797	55	(2)	190,850
Marketable securities	$1,177,593	$859	$(262)	$1,178,190

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$926,836	$1,157	$(143)	$927,850
Certificates of deposit	47,214	43	(1)	47,256
U.S. government treasury securities	108,092	203	(1)	108,294
Commercial paper	209,111	32	(11)	209,132
Marketable securities	$1,291,253	$1,435	$(156)	$1,292,532
As of March 31, 2021, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$909,906
Due in one year through five years	268,284
Total	$1,178,190
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

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$358,369	$—	$—	$358,369
Corporate debt securities	—	3,785	—	3,785
Marketable Securities:
Corporate debt securities	—	855,689	—	855,689
Certificates of deposit	—	47,695	—	47,695
U.S. government treasury securities	—	83,956	—	83,956
Commercial paper	—	190,850	—	190,850
Total financial assets	$358,369	$1,181,975	$—	$1,540,344

	Fair Value Measurement as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$181,743	$—	$—	$181,743
Commercial paper	—	25,195	—	25,195
Marketable Securities:
Corporate debt securities	—	927,850	—	927,850
Certificates of deposit	—	47,256	—	47,256
U.S. government treasury securities	—	108,294	—	108,294
Commercial paper	—	209,132	—	209,132
Total financial assets	$181,743	$1,317,727	$—	$1,499,470
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

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Computers and equipment	$12,307	$11,490
Furniture and fixtures	4,985	5,087
Leasehold improvements	17,420	17,639
Capitalized software development costs	57,649	48,502
Total property and equipment	$92,361	$82,718
Less: accumulated depreciation and amortization	(39,556)	(35,521)
Total property and equipment, net	$52,805	$47,197
The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $4.0 million and $3.5 million for the three months ended March 31, 2021 and 2020, respectively.
6. Acquisition, Intangible Assets and Goodwill
2021 Acquisition
During the three months ended March 31, 2021, the Company entered into a Stock Purchase Agreement whereby the Company acquired all of the issued and outstanding shares of a target company with the purchase price in cash and stock. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase price was allocated to intangible assets in the amount of $1.7 million and goodwill in the amount of $31.3 million based on the respective estimated fair values. Goodwill resulted primarily from the expectation of enhancing the Company's current observability tools. The resulting goodwill is not deductible for income tax purposes. Pro forma results of operations for this acquisition have not been presented because they were not material to the condensed consolidated results of operations.
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
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$5,031	$(1,617)	$3,414	3 years

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$3,331	$(1,262)	$2,069	3 years
Intangible amortization expense was approximately $0.4 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. Amortization of developed technology is included in cost of revenue on the Company’s condensed consolidated statement of operations.

As of March 31, 2021, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2021	$1,188
2022	1,341
2023	819
2024	66
Total	$3,414
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2020	$17,609
Foreign currency translation adjustments	(384)
2021 acquisition	31,254
Balance as of March 31, 2021	$48,479
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
Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2025 only under the following circumstances:
(1)during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
(2)during the five business day period after any ten consecutive trading day period (the "Measurement Period") in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day;
(3)if the Company calls such 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
(4)upon the occurrence of specified corporate events, as set forth in the indenture governing the 2025 Notes (“the Indenture”).
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
During the three months ended March 31, 2021, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes were therefore not convertible during the three months ended March 31, 2021 and were classified as long-term debt on the Company’s condensed consolidated balance sheets.
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
In accounting for the issuance of the 2025 Notes, the 2025 Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the respective 2025 Notes. This difference represents the debt discount that was amortized to interest expense using the effective interest rate method. The carrying amount of the equity component representing the conversion option was $177.2 million. The equity component was recorded in additional paid-in capital.
In accounting for the debt issuance costs of $17.3 million related to the 2025 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2025 Notes in the same proportion as the allocation of the proceeds. Issuance costs attributable to the liability component were $13.2 million and will be amortized to interest expense over the contractual term of the 2025 Notes at an effective interest rate of 5.97%. Issuance costs attributable to the equity component were $4.1 million and are netted against the equity component in additional paid-in capital.
On January 1, 2021 the Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. As a result of the adoption, the debt conversion option of $177.2 million and debt issuance costs of $4.1 million previously attributable to the equity component will no longer be presented in equity. Similarly, the debt discount, that is equal to the carrying value of the embedded conversion feature upon issuance, will no longer be amortized into income as interest expense over the life of the instrument. This resulted in a $16.8 million decrease to the opening balance of accumulated deficit, a $173.1 million decrease to the opening balance of additional paid-in capital, and a $156.3 million increase to the opening balance of Convertible senior notes, net on the consolidated balance sheet.
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

March 31, 2021
Principal	$747,500
Unamortized debt issuance costs	(14,532)
Net carrying amount	$732,968
As of March 31, 2021, the total estimated fair value of the 2025 Notes was approximately $881.0 million. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates.

The following table sets forth the interest expense related to the 2025 Notes for the three months ended March 31, 2021 (in thousands):

Three Months Ended March 31,
2021
Contractual interest expense	$234
Amortization of issuance costs	835
Total	$1,069
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
8. Commitments and Contingencies
Non-cancelable Material Commitments—During the three months ended March 31, 2021, other than certain non-cancelable operating lease described in Note 9, Leases, there have been no material changes outside the ordinary course of business to the Company's contractual obligations and commitments from those disclosed in the Annual Report.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three months ended March 31, 2021 and 2020.
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
9. Leases
The Company has entered into various non-cancelable operating leases for its facilities expiring between 2021 and 2031. Certain lease agreements contain an option for the Company to renew a lease for a term of up to five years or an option to terminate a lease early within three years. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost(1)	$4,755	$3,960
Short-term lease cost	792	899

1)Includes non-cash lease expense of $4.0 million and $3.2 million for the three months ended March 31, 2021 and 2020, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities	$4,483	$3,134
Operating lease assets obtained in exchange for new lease liabilities	—	1,862
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2021	$14,349
2022	20,023
2023	17,898
2024	2,572
2025	2,766
2026 and beyond	12,746
Total lease payments	$70,354
Less: imputed interest	(7,108)
Present value of lease liabilities	$63,246
As of March 31, 2021, the Company had one additional operating lease that had not yet commenced, which is excluded from the table above. The operating lease will commence in fiscal year 2021 and has $19.0 million of undiscounted future payments with a lease term of 7.8 years. The Company also signed an operating lease in April 2021 that will commence in fiscal year 2021 and has $4.2 million of undiscounted future payments with a lease term of 8.3 years.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

March 31, 2021
Weighted-average remaining lease term (years)	4.3
Weighted-average discount rate	4.71%

10. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2021	2020
North America	$142,890	$99,382
International	55,659	31,866
Total	$198,549	$131,248
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
Revenue recognized during the three months ended March 31, 2021 and 2020, which was included in the deferred revenue balances at the beginning of each such period, was $96.4 million and $68.1 million, respectively.
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of March 31, 2021 and December 31, 2020, the aggregate transaction price allocated to remaining performance obligations was $464.3 million and $434.1 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Accounts Receivable
Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. During the three months ended March 31, 2021 and 2020, the Company charged $0.2 million and $0.2 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of March 31, 2021 and December 31, 2020, unbilled accounts receivable of approximately $25.6 million and $20.1 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.
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
Deferred contract costs on the Company’s condensed consolidated balance sheets were $43.3 million and $40.4 million as of March 31, 2021 and December 31, 2020, respectively. Amortization expense was $3.8 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively.

The following table represents a rollforward of the Company’s deferred contract costs (in thousands):

Amount
Balance as of December 31, 2020	$40,388
Additions to deferred contract costs	6,711
Amortization of deferred contract costs	(3,779)
Balance as of March 31, 2021	$43,320
11.Stockholders’ Equity
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
During the three months ended March 31, 2021, 13,014,453 shares of Class B common stock were converted into Class A common stock.
As of March 31, 2021, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 232,419,196 shares of Class A common stock and 75,385,154 shares of Class B common stock were issued and outstanding.
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 equity incentive plan (the “2012 Plan”) and the 2019 equity incentive plan (the “2019 Plan”).  In connection with the IPO, the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based and other awards, each valued or based on the Company’s Class A common stock, to employees, consultants, and advisors of the Company. As of March 31, 2021, there were 57,863,748 shares available for grant under the 2019 Plan.
Stock Options
The following table summarizes the Company’s stock option activity and weighted-average exercise prices:

	Number Of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance outstanding—December 31, 2020	27,068,323	$3.31	6.7	$2,575,069
Options granted	—	—
Options exercised	(1,320,113)	2.49
Options forfeited or expired	(96,151)	4.86
Balance outstanding—March 31, 2021	25,652,059	$3.34	6.4	$2,052,059
Exercisable—March 31, 2021	16,917,990	1.58	5.7
As of March 31, 2021, there were 34,351 shares of Class A common stock and 25,617,708 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2020, there were 34,759 shares of Class A common stock and 27,033,564 shares of Class B common stock issuable upon the exercise of options outstanding.
Total compensation cost related to unvested awards not yet recognized was approximately $53.5 million and $60.6 million as of March 31, 2021 and December 31, 2020, respectively. The weighted-average period over which this compensation cost related to unvested employee awards will be recognized is 1.9 years and 2.0 years as of March 31, 2021 and December 31, 2020, respectively.
There were no options granted during the three months ended March 31, 2021. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2020 was $16.55. The Company received approximately $3.3 million and $2.8 million in cash proceeds from options exercised during the three months ended March 31, 2021 and 2020, respectively. The intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was approximately $123.6 million and $86.5 million, respectively. The aggregate fair value of options vested during the three months ended March 31, 2021 and 2020 was $7.4 million and $3.8 million, respectively.
Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. The Company has recorded liabilities related to early exercises of 238,500 shares of common stock and 438,750 shares of common stock as of March 31, 2021 and December 31, 2020, respectively.
Restricted Stock Units
The following table summarizes the activity for the Company’s unvested RSUs:

	Shares	Weighted- Average Fair Value
Balance—December 31, 2020	5,166,720	$59.50
Awarded	387,107	92.15
Vested	(348,352)	40.82
Forfeited/canceled	(63,269)	50.91
Unvested and outstanding—March 31, 2021	5,142,206	$63.33
The Company granted 244,445, 96,210 and 117,538 restricted shares of Class A common stock in November 2019, June 2020 and February 2021, respectively, which are subject to service-based vesting conditions over approximately four years. Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $298.1 million and $281.5 million as of March 31, 2021 and December 31, 2020, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares will be recognized is 3.2 years and 3.4 years as of March 31, 2021 and December 31, 2020, respectively.
Employee Stock Purchase Plan
In September 2019, the Board adopted and approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on the date of the final prospectus for the Company’s IPO (the “Final Prospectus”). As of March 31, 2021, 12,281,683 shares of Class A common stock remain available for grant under the ESPP.
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
The Company recognized $1.6 million of stock-based compensation expense related to the ESPP during the three months ended March 31, 2021. As of March 31, 2021, $7.8 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. There were no purchases related to the ESPP in the three months ended March 31, 2021 and 2020.

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
Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$701	$231
Research and development	16,069	5,847
Sales and marketing	7,010	3,074
General and administrative	5,081	2,908
Stock-based compensation, net of amounts capitalized	28,861	12,060
Capitalized stock-based compensation expense	2,153	103
Total stock-based compensation expense	$31,014	$12,163
12.Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income	$5,898	$3,778
Other expense, net	(125)	(175)
Interest income and other income, net	$5,773	$3,603
13.Income Taxes
The Company has an effective tax rate of (4.3)% and 2.9% for the three months ended March 31, 2021 and 2020, respectively. The Company has incurred U.S. operating losses and has minimal profits in its foreign jurisdictions.
The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve deemed immaterial for each of the three months ended March 31, 2021 and 2020. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU No. 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity. The Company chose to early adopt ASU No. 2020-06 on January 1, 2021, using the modified retrospective basis. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Accounting Policies Recently Adopted for more information. The early adoption resulted in no material tax impact.

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
On December 21, 2020, Congress passed the Consolidated Appropriations Act, 2021. The act includes the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the COVID-related Tax Relief Act of 2020, both of which extend many credits and other COVID-19 relief, among other extenders. The Company evaluated the provisions of the Consolidated Appropriations Act, including but not limited to the Employee Retention Credit extension, the extension for the IRC Section 45S credit for paid family and medical leave, and the provision allowing a full deduction for certain business meals, and determined that there was no material impact for the three months ended March 31, 2021.
On March 11, 2021, the American Rescue Plan was enacted, which extends the period companies can claim an Employee Retention Credit, extends the IRC Section 162(m) limit on deductions for publicly traded companies, and repeals the election that allows US affiliate groups to allocate interest expense on a worldwide basis, among other provisions. The Company reviewed the provisions of the new law and determined it has no material impact for the three months ended March 31, 2021.
14.Net (Loss) Income Per Share
Basic and diluted net (loss) income per common share is presented in conformity with the two-class method required for participating securities. Immediately prior to the consummation of the Company’s IPO in September 2019, all outstanding shares of convertible preferred stock and common stock were converted into shares of Class B common stock. As a result, Class A and Class B common stock are the only outstanding equity in the Company.
Basic and diluted net (loss) income per share is computed using the weighted-average number of shares of common stock outstanding during the period. The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the conversion of Class B common stock is assumed in the computation of the diluted net (loss) income per share of Class A common stock, the undistributed earnings are equal to net (loss) income for that computation.

The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2021		2020
Basic net (loss) income per share:	Class A	Class B	Class A	Class B
Numerator:
Net (loss) income	$(9,547)	$(3,521)	$1,852	$4,627
Denominator:
Weighted-average shares used in calculating net (loss) income per share, basic	223,566	82,468	84,434	211,021
Basic net (loss) income per share	$(0.04)	$(0.04)	$0.02	$0.02
Diluted net (loss) income per share:
Numerator:
Allocation of distributed (loss) income for basic computation	$(9,547)	$(3,521)	$1,852	$4,627
Reallocation of undistributed (loss) income as a result of conversion of Class B to Class A shares	(3,521)	—	4,627	—
Allocation of undistributed (loss) income	$(13,068)	$(3,521)	$6,479	$4,627
Denominator:
Number of shares used in basic calculation	223,566	82,468	84,434	211,021
Weighted-average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	82,468	—	211,021	—
Employee stock options	—	—	30,708	—
Employee stock purchase plan	—	—	129	—
Unvested early exercises	—	—	1,139	—
Restricted Stock Units	—	—	126	—
Unvested restricted stock in connection with acquisition	—	—	244	—
Number of shares used in diluted calculation	306,034	82,468	327,801	211,021
Diluted net (loss) income per share	$(0.04)	$(0.04)	$0.02	$0.02
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of March 31,
	2021	2020
Shares subject to outstanding stock options and restricted stock units	30,794	4,352
Unvested early exercised stock options and restricted stock	620	—
Shares subject to the employee stock purchase plan	138	217
Shares issuable upon conversion of the convertible senior notes	8,098	—
Total	39,650	4,569
ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Accounting Policies Recently Adopted for more information. Although the Notes were not convertible as of March 31, 2021, the Company calculated the potentially dilutive effect of the share conversion which is included in the table above.
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

15.Subsequent Events
In April 2021, the Company completed the acquisition of Sqreen, Inc, a SaaS based security platform, for approximately $260 million in cash and stock, subject to certain customary adjustments, of which approximately 25% is deferred. The Company is currently evaluating the purchase price allocation for this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or the Annual Report. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives of management for future operations and the potential impact that the ongoing COVID-19 pandemic may have on our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
As of March 31, 2021, we had $373.3 million in cash, cash equivalents and restricted cash and $1,178.2 million in marketable securities. We generated revenue of $198.5 million and $131.2 million in the three months ended March 31, 2021 and 2020, respectively, representing year-over-year growth of 51%. Substantially all of our revenue is subscription software sales. Our net (loss) income was $(13.1) million and $6.5 million for the three months ended March 31, 2021 and 2020, respectively. We generated operating cash flow of $51.7 million and $24.3 million in the three months ended March 31, 2021 and 2020. Our free cash flow was $44.5 million and $19.3 million in the three months ended March 31, 2021 and 2020. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” for additional information.
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

Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of March 31, 2021, we had approximately 15,200 customers spanning organizations of a broad range of sizes and industries, compared to approximately 11,500 as of March 31, 2020. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors, and the effectiveness of our marketing efforts.
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
Expanding Within Our Existing Customer Base
Our base of customers represents a significant opportunity for further sales expansion. As of March 31, 2021, we had 1,437 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 79% of our ARR, up from 960 customers as of March 31, 2020, representing 76% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of each of March 31, 2021 and 2020, our dollar-based net retention rate was above 130%. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the dollar-based net retention rate.
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
Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have proven initial success of our platform approach, through expansion beyond our initial infrastructure monitoring solution, to include APM in 2017, logs in 2018, user experience and network performance monitoring in 2019, and security monitoring in April 2020. As of March 31,

2021, approximately 75% of our customers were using more than one product, up from approximately 60% a year earlier. We believe these metrics indicate strong momentum in the uptake of our newer platform products.
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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 28% and 24% of total revenue for the three months ended March 31, 2021 and 2020, respectively. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in Europe, the Middle East, Africa and in the Asia Pacific region. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, including in Dublin, London, Amsterdam, Paris, Singapore, Sydney, Seoul and Tokyo.
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
Other Income, Net
Other income, net consists primarily of interest expense due on the 2025 Notes, and amortization of premiums on our marketable securities, partially offset by interest income, primarily due to income earned on money market funds included in cash and cash equivalents and on marketable securities.
Provision for Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We recorded a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue	$198,549	$131,248
Cost of revenue (1)(2)(3)	46,666	26,479
Gross profit	151,883	104,769
Operating expenses
Research and development (1)(3)	79,266	40,824
Sales and marketing (1)(3)	64,353	45,215
General and administrative (1)(3)	21,094	14,952
Total operating expenses	164,713	100,991
Operating (loss) income	(12,830)	3,778
Other income:
Interest expense (4)	(5,472)	(707)
Interest income and other income, net	5,773	3,603
Other income, net	301	2,896
(Loss) income before provision for income taxes	(12,529)	6,674
Provision for income taxes	(539)	(195)
Net (loss) income	$(13,068)	$6,479
_________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$701	$231
Research and development	16,069	5,847
Sales and marketing	7,010	3,074
General and administrative	5,081	2,908
Total	$28,861	$12,060
_________________
(2)Includes amortization of acquired intangibles expense as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$355	$247
_________________
(3)Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$95	$—
Research and development	1,771	37
Sales and marketing	1,179	151
General and administrative	124	58
Total	$3,169	$246
_________________
(4)Includes amortization of issuance costs as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Interest expense	$835	$—
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(as a percentage of total revenue(1))
Revenue	100%	100%
Cost of revenue	24	20
Gross profit	76	80
Operating expenses
Research and development	40	31
Sales and marketing	32	35
General and administrative	11	11
Total operating expenses	83	77
Operating loss	(6)	3
Other income:
Interest expense	(3)	(1)
Interest income and other income, net	3	3
Other income, net	0	2
(Loss) income before provision for income taxes	(6)	5
Provision for income taxes	(1)	(1)
Net loss (income)	(7)%	4%
_________________
(1)Certain items may not total due to rounding.
Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue	$198,549	$131,248	$67,301	51%

Revenue increased by $67.3 million, or 51%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Approximately 60% of the increase in revenue was attributable to growth from existing customers, and the remaining 40% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenue	$46,666	$26,479	$20,187	76%
Gross margin	76%	80%
Cost of revenue increased by $20.2 million, or 76%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to an increase of $18.2 million in third-party cloud infrastructure hosting and software costs and $1.6 million of personnel expenses as a result of increased headcount.
Our gross margin decreased by 4% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily as a result of increased spend with our third-party cloud infrastructure providers.
Research and Development

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Research and development	$79,266	$40,824	$38,442	94%
Percentage of revenue	40%	31%
Research and development expense increased by $38.4 million, or 94%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to an increase of $28.7 million in personnel costs for our engineering, product and design teams as a result of increased headcount, an increase of $10.6 million in cloud hosting costs, and an increase of $0.4 million in other research and development costs. These amounts were partially offset by a decrease of $1.3 million related to allocated overhead costs.
Sales and Marketing

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Sales and marketing	$64,353	$45,215	$19,138	42%
Percentage of revenue	32%	35%
Sales and marketing expense increased by $19.1 million, or 42%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to an increase of $17.4 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $3.3 million in marketing and promotional activities. These amounts were partially offset by a decrease of $1.4 million related to allocated overhead costs.
General and Administrative

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(dollars in thousands)
General and administrative	$21,094	$14,952	$6,142	41%
Percentage of revenue	11%	11%
General and administrative expense increased by $6.1 million, or 41%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to an increase of $3.9 million in personnel costs as a result of increased headcount, an increase of $2.0 million related to outside professional fees primarily related to insurance, finance and legal fees, and an increase of $1.2 million related to other costs and allocated overhead costs to support the growing business. These amounts were partially offset by a decrease of $1.0 million related to bad debt expense.
Other Income, Net

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Other income, net	$301	$2,896	$(2,595)	(90)%
Percentage of revenue	—%	2%
Other income, net decreased by $2.6 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was primarily due to a decrease of $1.0 million interest expense related to our 2025 Notes and and a decrease of $3.7 million in amortization of premiums on our marketable securities. These amounts were partially offset by an increase of $2.1 million in interest income, mainly due to income earned from investments in marketable securities and money market funds.
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
As of March 31, 2021, we had $369.7 million in cash and cash equivalents, and $1,178.2 million in marketable securities.
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
A substantial source of our cash from operations is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which will be recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2021, we had deferred revenue of $229.3 million, of which $223.6 million was recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash provided by operating activities	$51,650	$24,255
Cash provided by (used in) investing activities	90,710	(429,805)
Cash provided by financing activities	3,030	2,660
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
Cash provided by operating activities for the three months ended March 31, 2021 of $51.7 million was primarily related to our net loss of $13.1 million, adjusted for non-cash charges of $46.2 million and net cash outflows of $18.5 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment, amortization of acquired intangibles, amortization of discounts or premiums on marketable securities, non-cash lease expense, amortization of deferred contract costs, and amortization of issuance costs related to our 2025 Notes. The main drivers of the changes in operating assets and liabilities were related to a $21.0 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, a $9.7 million increase in accrued expenses and other liabilities, a $9.2 million decrease in accounts receivable, due to increased collections from customers, and a $0.6 million decrease in other assets. These amounts were partially offset by a $9.2 million decrease in accounts payable, a $6.7 million increase in deferred contract costs related to commissions paid on new bookings, and a $6.0 million increase in prepaid expenses and other current assets, primarily driven by prepaid hosting services.
Cash provided by operating activities for the three months ended March 31, 2020 of $24.3 million was primarily related to our net income of $6.5 million, adjusted for non-cash charges of $22.5 million and net cash outflows of $4.7 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment, and amortization of acquired intangibles. The main drivers of the changes in operating assets and liabilities were related to a $7.1 million increase in accounts receivable, net, due to increases in sales, a $4.6 million increase in deferred contract costs related to commissions paid on new bookings, a $1.4 million increase in prepaid expenses and other current assets, primarily driven by prepaid hosting services, and a $1.4 million decrease in accounts payable. These amounts were partially offset by a $6.9 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, a $2.0 million increase in accrued expenses and other liabilities, and a $0.9 million decrease in other current assets.
Investing Activities
Cash provided by investing activities for the three months ended March 31, 2021 was $90.7 million, and was primarily the result of investment in marketable securities of $150.3 million, a $6.2 million increase in capitalization of software development costs, a $1.0 million increase in capital expenditures to purchase property and equipment to support office space and site operations, and $11.5 million paid for an acquisition. These amounts were partially offset by proceeds of $253.2 million and $6.5 million from maturities and sales of marketable securities, respectively.
Cash used in investing activities for the three months ended March 31, 2020 was $429.8 million, and was primarily the result of investment in marketable securities, increases in capital expenditures to purchase property and equipment to support additional office space and site operations and increases in capitalization of software development costs.

Financing Activities
Cash provided by financing activities for the three months ended March 31, 2021 was $3.0 million and was primarily the result of proceeds from the exercise of stock options in the amount of $3.3 million. These amounts were partially offset by $0.2 million of taxes paid in connection with the ESPP.
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
The following table presents our cash flows for the periods presented and a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$51,650	$24,255
Less: Purchases of property and equipment	(998)	(1,526)
Less: Capitalized software development costs	(6,183)	(3,417)
Free cash flow	$44,469	$19,312
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our operating leases, purchase commitments to our cloud hosting providers and other vendors, and obligations to pay the 2025 Notes’ coupons and principal.
During the three months ended March 31, 2021, other than certain non-cancelable operating leases described in Note 9, Leases, there were no other material changes outside the ordinary course of business in our contractual obligations and commitments, as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.
Off-Balance Sheet Arrangements
As of March 31, 2021 we did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Risk
As of March 31, 2021, we had $362.2 million in cash equivalents and $1,178.2 million in marketable securities, which consisted of commercial debt, certificates of deposit, U.S. government treasury and agency securities, and commercial paper. In addition, we had $3.6 million of restricted cash due to the outstanding letters of credit established in connection with lease agreements for our facilities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of March 31, 2021, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. All of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, France, Ireland, the United Kingdom, Japan, Australia, Germany, the Netherlands, and Spain. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risk Factors Summary
The following is a summary of the principal risks associated with an investment in our Class A common stock:
•The ongoing COVID-19 pandemic and any related economic downturn could negatively impact our business, financial condition and results of operations.
•Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.
•Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•We have a history of operating losses and may not achieve or sustain profitability in the future.
•We have a limited operating history, which makes it difficult to forecast our future results of operations.
•We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
•Our business depends on our existing customers purchasing additional subscriptions and products from us and renewing their subscriptions. If our customers do not renew or expand their subscriptions with us, our future operating results would be harmed.
•If we are unable to attract new customers, our business, financial condition and results of operations may be adversely affected.
•Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.
•If we or our third-party service providers experience, or are unable to protect against cyber attacks, ransomware, security incidents, or security breaches, or if unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, then our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities or additional expenses.
•Interruptions or performance problems associated with our products and platform capabilities may adversely affect our business, financial condition and results of operations.
•We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition and results of operations could be harmed.

•If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or to changing customer needs, requirements or preferences, our platform and products may become less competitive.
•The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition and results of operations could be harmed.
•The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our executive officers, directors and their affiliates, which will limit the ability of holders of our Class A common stock to influence the outcome of important transactions.
Risks Related to the "COVID-19" Pandemic
The ongoing COVID-19 pandemic and any related economic downturn could negatively impact our business, financial condition and results of operations.
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
Our revenue was $198.5 million, $131.2 million, $603.5 million and $362.8 million for the three months ended March 31, 2021 and 2020 and the years ended December 31, 2020 and 2019, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
•price our products effectively so that we are able to attract new customers and expand sales to our existing customers;
•expand the functionality and use cases for the products we offer on our platform;
•maintain and expand the rates at which customers purchase and renew subscriptions to our platform;
•provide our customers with support that meets their needs;
•continue to introduce our products to new markets outside of the United States;
•successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our platform; and
•increase awareness of our brand on a global basis and successfully compete with other companies.
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
In addition, we expect to continue to expend substantial financial and other resources on:
•our technology infrastructure, including systems architecture, scalability, availability, performance and security;
•our sales and marketing organization to engage our existing and prospective customers, increase brand awareness and drive adoption of our products;
•product development, including investments in our product development team and the development of new products and new functionality for our platform as well as investments in further optimizing our existing products and infrastructure;
•acquisitions or strategic investments;

•international expansion; and
•general administration, including increased legal and accounting expenses associated with being a public company.
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
We generated net (loss) income of $(13.1) million and $6.5 million for the three months ended March 31, 2021 and 2020, respectively. We generated net loss of $(24.5) million and $(16.7) million for the years ended December 31, 2020 and 2019, respectively. As of March 31, 2021, we had an accumulated deficit of $144.4 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
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

We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share personal information, confidential information and other information necessary to provide our service, to operate our business, for legal and marketing purposes, and for other business-related purposes. We may use third-party service providers and sub-processors to help us deliver services to our customers. These vendors may store or process personal information on our behalf.
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
Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:
•fluctuations in demand for or pricing of our platform and products;
•fluctuations in usage of our platform and products;
•our ability to attract new customers;
•our ability to retain our existing customers;
•customer expansion rates and the pricing and quantity of subscriptions renewed;
•the pricing of subscriptions from customers in our cloud-provider marketplaces;
•timing and amount of our investments to expand the capacity of our third-party cloud infrastructure providers;
•seasonality driven by industry conferences;
•the investment in new products and features relative to investments in our existing infrastructure and products;
•the timing of our customer purchases;

•fluctuations or delays in purchasing decisions in anticipation of new products or enhancements by us or our competitors;
•changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;
•our ability to control costs, including our operating expenses;
•the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including commissions;
•the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges;
•the amount and timing of costs associated with recruiting, training and integrating new employees and retaining and motivating existing employees;
•the effects of acquisitions and their integration;
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, including those related to the ongoing COVID-19 pandemic;
•the impact of new accounting pronouncements;
•changes in regulatory or legal environments that may cause us to incur, among other elements, expenses associated with compliance;
•changes in the competitive dynamics of our market, including consolidation among competitors or customers; and
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our products and platform capabilities.
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
Our unified platform combines functionality from numerous traditional product categories, and hence we compete in each of these categories with home-grown and open-source technologies, as well as a number of different vendors. With respect to on-premise infrastructure monitoring, we compete with diversified technology companies and systems management vendors including IBM, Microsoft Corporation, Micro Focus International plc, BMC Software, Inc. and Computer Associates International, Inc. With respect to APM, we compete with companies including Cisco Systems, Inc., New Relic, Inc. and Dynatrace Software Inc. With respect to log management, we compete with companies including Splunk Inc. and Elastic N.V. With respect to cloud monitoring, we compete with native solutions from cloud providers such as AWS, GCP and Microsoft Azure. In addition, we may increasingly choose to allow these third-party hosting providers to offer our solutions directly through their customer marketplaces. An increasing number of sales through cloud provider marketplaces could reduce both the number of customers with whom we have direct commercial relationships as well as our profit margins on sales made through such marketplaces.
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
We compete on the basis of a number of factors, including:
•ability to provide unified, real-time observability of IT environments;
•ability to operate in dynamic and elastic environments;
•extensibility across the enterprise, including development, operations and business users;
•propensity to enable collaboration between development, operations and business users;
•ability to monitor any combination of public clouds, private clouds, on-premise and multi-cloud hybrids;
•ability to provide advanced analytics and machine learning;
•ease of deployment, implementation and use;
•breadth of offering and key technology integrations;
•performance, security, scalability and reliability;
•quality of service and customer satisfaction;
•total cost of ownership; and
•brand recognition and reputation.
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
We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of personal information, confidential information, and other proprietary information. We are subject to a variety of federal, state, local and international laws, directives and regulations, and industry standards, relating to the collection, use, retention, security, disclosure, transfer and other processing of personal information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and as a result implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

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
Because the interpretation and application of many privacy and data protection laws and regulations, along with contractually imposed industry standards are uncertain, it is possible that they may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and platform capabilities. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, imprisonment of company officials and public censure, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our products and platform capabilities, any of which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, or contractual obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and contractual obligations that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to these changing laws, regulations, and contractual obligations, our business may be harmed.
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
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act;
•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•the outcome of current and future tax audits, examinations, or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.
Any of these developments could adversely affect our results of operations.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret applicable accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2 in the Notes to Condensed Consolidated Financial Statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, deferred contract costs, and the valuation of our stock-based compensation awards, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
•cease selling or using products or services that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate;
•make substantial payments for legal fees, settlement payments or other costs or damages;
•obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
•redesign the allegedly infringing products to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 28% and 24% for the three months ended March 31, 2021 and 2020, respectively. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of March 31, 2021, approximately 37% of our full-time employees were located outside of the United States, 42% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
Our current and future international business and operations involve a variety of risks, including:
•slower than anticipated availability and adoption of cloud and hybrid IT infrastructures by international businesses;
•changes in a specific country’s or region’s political or economic conditions;
•the need to adapt and localize our products for specific countries;
•greater difficulty collecting accounts receivable and longer payment cycles;
•potential changes in trade relations, regulations, or laws;
•unexpected changes in laws, regulatory requirements, or tax laws;
•more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;
•differing and potentially more onerous labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•challenges inherent in efficiently managing, and the increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;
•potential changes in laws, regulations and costs affecting our U.K. operations and local employees due to Brexit;
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;
•increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•laws and business practices favoring local competitors or general market preferences for local vendors;
•limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting or enforcing our intellectual property rights, including our trademarks and patents;
•political instability or terrorist activities;
•an outbreak of a contagious disease, which may cause us or our third-party providers and/or customers to temporarily suspend our or their respective operations in the affected city or country;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the FCPA, U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions; and

•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
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
The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:
•actual or anticipated fluctuations in our financial condition or results of operations;
•variance in our financial performance from expectations of securities analysts;
•changes in the pricing of subscriptions to our products;
•changes in our projected operating and financial results;
•changes in laws or regulations applicable to our platform and products;
•announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•significant data breaches, disruptions to or other incidents involving our software;
•our involvement in litigation;
•future sales of our Class A common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•changes in senior management or key personnel;
•the trading volume of our Class A common stock;
•changes in the anticipated future size and growth rate of our market; and

•general economic and market conditions.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2021, our outstanding shares of Class B common stock represented approximately 76% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes our directors, executive officers and their affiliates, will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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
Further, as of March 31, 2021, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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

We have incurred significant legal, accounting, insurance, and other expenses as a public company, which we expect to further increase because we are no longer an “emerging growth company”. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. These rules and regulations contribute to increased legal and financial compliance costs and make some activities more time-consuming and costly.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2021. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have hired, and need to continue to hire, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to comply with Section 404.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our Class A common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed for cause only upon the vote of at least 66 2/3% of our outstanding shares of voting stock;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Recent Sales of Unregistered Equity Securities
None.
(b)Use of Proceeds
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
(c)Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Departure of Chief Revenue Officer

    On May 6, 2021, the Company announced that Dan Fougere, Chief Revenue Officer, will be departing from the Company effective June 2, 2021.

Appointment of New Chief Operating Officer

    On May 6, 2021, the Company announced the appointment of Adam Blitzer as its Chief Operating Officer, effective May 10, 2021. Mr. Blitzer, age 40, was previously at Salesforce for eight years, most recently as Executive Vice President and General Manager of Digital (Marketing Cloud, Commerce Cloud, and Experience Cloud). Prior to his time at Salesforce, Blitzer founded Pardot, a marketing automation platform now owned by Salesforce. Mr. Blitzer holds a B.A. from Duke University.

Under the terms of his offer letter, Mr. Blitzer will receive an annual base salary of $375,000 and will be eligible to participate in the Company’s executive bonus plan with a target annual bonus amount of $350,000, pro-rated for 2021. Mr. Blitzer is also eligible to participate in the Company’s employee and executive benefit plans and programs as may be maintained by the Company from time to time. Mr. Blitzer’s employment is on an at-will basis.

In addition, Mr. Blitzer will be granted a restricted stock unit award with respect to shares of the Company’s Class A Common Stock with a value of $18.0 million dollars based on the volume weighted average price during the month of May 2021 (the “RSU Grant”). The RSU Grant will be subject to the terms and conditions applicable to RSUs granted under the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The RSU Grant will vest over a four-year schedule with 25% of the shares vesting on June 1, 2022 and the remaining 75% of the shares vesting in 12 equal quarterly installments thereafter, so long as Mr. Blitzer remain in the Continuous Service of the Company (as defined in the 2019 Plan).

Mr. Blitzer has also entered into the Company’s current form of change of control and severance agreement in substantially the form attached as Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-233428) filed on September 9, 2019 and summarized therein, with the role of Chief Operating Officer included in Tier One with respect to the acceleration of equity in a change-in-control termination.

In connection with his employment, Mr. Blitzer also entered into the Company’s standard form of Proprietary Information and Invention Assignment Agreement and is eligible to enter into the Company’s standard form of Indemnity Agreement. Mr. Blitzer was not appointed to serve as Chief Operating Officer pursuant to any arrangements or understandings with the Company (other than as reflected in the offer letter) or with any other person. There are no related party transactions between Mr. Blitzer and the Company that would require disclosure under Item 404(a) of Regulation S-K, and there are no family relationships between Mr. Blitzer and any director or executive officer of the Company.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Datadog, Inc.	8-K	001-39051	3.1	September 23, 2019
3.2	Amended and Restated Bylaws of Datadog, Inc.	S-1/A	333-233428	3.4	August 23, 2019
10.1	Offer Letter, by and between Datadog, Inc. and Alexis Lê-Quôc, dated May 20, 2011					X
10.2	Offer Letter, by and between Datadog, Inc. and Amit Agarwal, dated May 4, 2012					X
10.3	Offer Letter, by and between Datadog, Inc. and Dan Fougere, dated December 18, 2016					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
_________________
*This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATADOG, INC.

Date: May 7, 2021	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2021	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)