Form 10-Q
period 2021-06-30
Datadog, Inc.
filed 2021-08-06
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2021, there were 239,734,809 shares of the registrant’s Class A common stock and 70,281,090 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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
We may announce material business and financial information to our investors using our investor relations website (investors.datadoghq.com). We therefore encourage investors and others interested in Datadog to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, webcasts, press releases and conference calls.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DATADOG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$247,442	$224,927
Marketable securities	1,162,717	1,292,532
Accounts receivable, net of allowance for credit losses of $2,267 and $2,468 as of June 30, 2021 and December 31, 2020, respectively	188,326	163,359
Deferred contract costs, current	17,612	13,638
Prepaid expenses and other current assets	26,289	23,624
Total current assets	1,642,386	1,718,080
Property and equipment, net	60,511	47,197
Operating lease assets	49,233	57,829
Goodwill	258,682	17,609
Intangible assets, net	11,743	2,069
Deferred contract costs, non-current	31,624	26,750
Restricted cash	3,662	3,784
Other assets	18,892	16,967
TOTAL ASSETS	$2,076,733	$1,890,285
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,257	$21,342
Accrued expenses and other current liabilities	70,524	55,351
Operating lease liabilities, current	16,626	16,326
Deferred revenue, current	264,650	204,825
Total current liabilities	381,057	297,844
Operating lease liabilities, non-current	42,448	51,433
Convertible senior notes, net	733,805	575,864
Deferred revenue, non-current	1,277	3,450
Other liabilities	5,267	4,262
Total liabilities	1,163,854	932,853
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 239,453,343 and 218,510,509 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	2
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 70,387,791 and 87,369,554 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,065,835	1,103,305
Accumulated other comprehensive income	832	2,287
Accumulated deficit	(153,791)	(148,163)
Total stockholders’ equity	912,879	957,432
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,076,733	$1,890,285
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$233,549	$140,012	$432,098	$271,260
Cost of revenue	57,098	28,878	103,764	55,357
Gross profit	176,451	111,134	328,334	215,903
Operating expenses:
Research and development	94,779	45,664	174,045	86,488
Sales and marketing	70,412	51,269	134,765	96,484
General and administrative	21,146	13,547	42,240	28,499
Total operating expenses	186,337	110,480	351,050	211,471
Operating (loss) income	(9,886)	654	(22,716)	4,432
Other income (loss):
Interest expense	(5,064)	(4,294)	(10,536)	(5,001)
Interest income and other income, net	5,292	4,466	11,065	8,069
Other income, net	228	172	529	3,068
(Loss) income before benefit from (provision for) income taxes	(9,658)	826	(22,187)	7,500
Benefit from (provision for) income taxes	296	(542)	(243)	(737)
Net (loss) income	$(9,362)	$284	$(22,430)	$6,763
Net (loss) income attributable to common stockholders	$(9,362)	$284	$(22,430)	$6,763
Basic net (loss) income per share	$(0.03)	$—	$(0.07)	$0.02
Diluted net (loss) income per share	$(0.03)	$—	$(0.07)	$0.02
Weighted average shares used in calculating basic net (loss) income per share	308,019	299,267	307,032	297,361
Weighted average shares used in calculating diluted net (loss) income per share	308,019	330,847	307,032	329,402
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(9,362)	$284	$(22,430)	$6,763
Other comprehensive income (loss):
Foreign currency translation adjustments	160	149	(692)	(91)
Unrealized (loss) income on available-for-sale marketable securities	(80)	2,978	(763)	2,023
Other comprehensive income (loss):	80	3,127	(1,455)	1,932
Comprehensive (loss) income	$(9,282)	$3,411	$(23,885)	$8,695
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—March 31, 2021	307,804,350	$3	$985,004	$752	$(144,429)	$841,330
Issuance of common stock upon exercise of stock options	1,210,516	—	2,928	—	—	2,928
Vesting of early exercised stock options	—	—	206	—	—	206
Vesting of restricted stock units	440,858	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	245,761	—	31,329	—	—	31,329
Issuance of common stock under the Employee Stock Purchase Plan	139,649	—	9,794	—	—	9,794
Stock-based compensation	—	—	36,574	—	—	36,574
Change in accumulated other comprehensive income	—	—	—	80	—	80
Net loss	—	—	—	—	(9,362)	(9,362)
BALANCE—June 30, 2021	309,841,134	$3	$1,065,835	$832	$(153,791)	$912,879

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—March 31, 2020	298,734,720	$3	$921,091	$(1,062)	$(117,137)	$802,895
Issuance of common stock upon exercise of stock options	3,075,059	—	4,422	—	—	4,422
Vesting of early exercised stock options	—	—	294	—	—	294
Vesting of restricted stock units	3,658		—
Issuance of restricted shares of common stock from acquisition	120,992	—	5,169	—	—	5,169
Issuance of common stock under the Employee Stock Purchase Plan, net of shares withheld for taxes	320,104	—	6,703	—	—	6,703
Stock-based compensation	—	—	17,032	—	—	17,032
Equity component of the 2025 Convertible Senior Notes, net of issuance costs	—	—	162,570	—	—	162,570
Purchase of capped calls related to 2025 Convertible Senior Notes	—	—	(89,625)	—	—	(89,625)
Changes in accumulated other comprehensive (loss) income	—	—	—	3,127	—	3,127
Net income	—	—	—		284	284
BALANCE—June 30, 2020	302,254,533	$3	$1,027,656	$2,065	$(116,853)	$912,871

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2020	305,880,063	$3	$1,103,305	$2,287	$(148,163)	$957,432
Effect of adoption of ASU 2020-06	—	—	(173,070)	—	16,802	(156,268)
BALANCE—January 1, 2021	305,880,063	3	930,235	2,287	(131,361)	801,164
Issuance of common stock upon exercise of stock options	2,530,629	—	6,217	—	—	6,217
Vesting of early exercised stock options	—	—	500	—	—	500
Vesting of restricted stock units	789,210	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	501,583	—	51,501	—	—	51,501
Issuance of common stock under the Employee Stock Purchase Plan	139,649	—	9,794	—	—	9,794
Stock-based compensation	—	—	67,588	—	—	67,588
Change in accumulated other comprehensive income	—	—	—	(1,455)	—	(1,455)
Net loss	—	—	—	—	(22,430)	(22,430)
BALANCE—June 30, 2021	309,841,134	$3	$1,065,835	$832	$(153,791)	$912,879

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2019	296,386,950	$3	$905,821	$133	$(123,616)	$782,341
Issuance of common stock upon exercise of stock options	5,422,829	—	7,235	—	—	7,235
Vesting of early exercised stock options	—	—	588	—	—	588
Vesting of restricted stock units	3,658	—	—	—		—
Issuance of restricted shares of common stock from acquisition	120,992	—	5,169	—		5,169
Issuance of common stock under the Employee Stock Purchase Plan, net of shares withheld for taxes	320,104	—	6,703	—		6,703
Stock-based compensation	—	—	29,195	—		29,195
Equity component of 2025 Convertible Senior Notes, net	—	—	162,570	—	—	162,570
Purchases of capped calls related to 2025 Convertible Senior Notes	—	—	(89,625)	—		(89,625)
Change in accumulated other comprehensive income	—	—	—	1,932	—	1,932
Net income	—	—	—	—	6,763	6,763
BALANCE—June 30, 2020	302,254,533	$3	$1,027,656	$2,065	$(116,853)	$912,871

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(22,430)	$6,763
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,865	7,395
Amortization of discounts or premiums on marketable securities	8,113	1,460
Amortization of issuance costs	1,672	2,484
Amortization of deferred contract costs	7,853	4,627
Stock-based compensation, net of amounts capitalized	63,376	28,894
Non-cash lease expense	8,061	6,551
Allowance for credit losses on accounts receivable	527	2,001
Loss on disposal of property and equipment	156	8
Changes in operating assets and liabilities:
Accounts receivable, net	(24,908)	(23,684)
Deferred contract costs	(16,701)	(11,237)
Prepaid expenses and other current assets	(2,537)	(6,481)
Other assets	(932)	(915)
Accounts payable	7,372	2,692
Accrued expenses and other liabilities	7,308	1,648
Deferred revenue	56,578	26,787
Net cash provided by operating activities	103,373	48,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(490,983)	(1,203,513)
Maturities of marketable securities	570,206	121,854
Proceeds from sale of marketable securities	41,715	—
Purchases of property and equipment	(4,227)	(2,924)
Capitalized software development costs	(12,392)	(8,154)
Cash paid for acquisition of businesses; net of cash acquired	(200,348)	(2,363)
Net cash used in investing activities	(96,029)	(1,095,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,162	7,235
Initial public offering costs	—	(421)
Proceeds from issuance of common stock under the employee stock purchase plan	9,794	7,680
Employee payroll taxes paid related to net share settlement under the employee stock purchase plan	(245)	(859)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	730,681
Purchase of capped call related to convertible senior notes	—	(89,625)
Net cash provided by financing activities	15,711	654,691

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(662)	(113)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	22,393	(391,529)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	228,711	601,189
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$251,104	$209,660

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$543	$142

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$914	$814
Stock-based compensation included in capitalized software development costs	$4,212	$301
Vesting of early exercised options	$500	$588
Convertible senior notes issuance costs included in accounts payable and accrued liabilities	$—	$474
Deferred tax liability related to convertible senior notes issuance	$—	$(10,502)
Deferred tax liability related to unrealized gain on marketable securities	$—	$(701)
Issuance of restricted shares of common stock for the acquisition of businesses	$51,501	$5,169
Acquisition holdback	$1,195	$1,500

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$247,442	$206,202
Restricted cash – Including amounts in prepaid expense and other current assets and other assets	3,662	3,458
Total cash, cash equivalents and restricted cash	$251,104	$209,660
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Datadog, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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

3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$872,824	$524	$(168)	$873,180
Certificates of deposit	25,707	32	—	25,739
U.S. government treasury securities	71,610	77	—	71,687
Commercial paper	192,059	52	—	192,111
Marketable securities	$1,162,200	$685	$(168)	$1,162,717

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$926,836	$1,157	$(143)	$927,850
Certificates of deposit	47,214	43	(1)	47,256
U.S. government treasury securities	108,092	203	(1)	108,294
Commercial paper	209,111	32	(11)	209,132
Marketable securities	$1,291,253	$1,435	$(156)	$1,292,532
As of June 30, 2021, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$848,137
Due in one year through five years	314,580
Total	$1,162,717
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

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$227,317	$—	$—	$227,317
Corporate debt securities				—
Marketable Securities:
Corporate debt securities	—	873,180	—	873,180
Certificates of deposit	—	25,739	—	25,739
U.S. government treasury securities	—	71,687	—	71,687
Commercial paper	—	192,111	—	192,111
Total financial assets	$227,317	$1,162,717	$—	$1,390,034

	Fair Value Measurement as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$181,743	$—	$—	$181,743
Commercial paper	—	25,195	—	25,195
Marketable Securities:
Corporate debt securities	—	927,850	—	927,850
Certificates of deposit	—	47,256	—	47,256
U.S. government treasury securities	—	108,294	—	108,294
Commercial paper	—	209,132	—	209,132
Total financial assets	$181,743	$1,317,727	$—	$1,499,470
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

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Computers and equipment	$13,783	$11,490
Furniture and fixtures	5,029	5,087
Leasehold improvements	19,893	17,639
Capitalized software development costs	66,051	48,502
Total property and equipment	$104,756	$82,718
Less: accumulated depreciation and amortization	(44,245)	(35,521)
Total property and equipment, net	$60,511	$47,197
The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $4.4 million and $8.4 million for the three and six months ended June 30, 2021, respectively. Depreciation and amortization expense was approximately $3.5 million and $7.0 million for the three and six months ended June 30, 2020, respectively.
6. Acquisition, Intangible Assets and Goodwill
2021 Acquisitions
In April 2021, the Company entered into a Stock Purchase Agreement whereby the Company acquired all of the issued and outstanding shares of a SaaS based security platform company. The consideration was approximately $220.0 million, comprising cash and Class A common stock. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and accordingly, the total fair value of the purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The total preliminary purchase price allocated to intangible assets and goodwill was $9.4 million and $207.1 million, respectively. The resulting goodwill is not deductible for income tax purposes. Intangible assets consisted of developed technology in the amount of $6.5 million and customer relationships in the amount of $2.9 million. The useful life for developed technology and customer relationships are three and four years, respectively. Additionally, there was a one-time severance charge of $1.3 million recorded on the acquisition date.

The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the 12 month measurement period, if necessary. Goodwill resulted primarily from the expectation of enhancing the Company's current application security tools. The resulting goodwill is not deductible for income tax purposes. Pro forma results of operations for this acquisition have not been presented because they were not material to the condensed consolidated results of operations.
In February 2021, the Company entered into a Stock Purchase Agreement whereby the Company acquired all of the issued and outstanding shares of a target company with the purchase price paid in cash and Class A common stock. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase price was allocated to intangible assets in the amount of $1.7 million and goodwill in the amount of $34.3 million based on the respective estimated fair values. Goodwill resulted primarily from the expectation of enhancing the Company's current observability tools. The resulting goodwill is not deductible for income tax purposes. Pro forma results of operations for this acquisition have not been presented because they were not material to the condensed consolidated results of operations.
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

Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$11,531	$(2,525)	$9,006	3 years
Customer relationships	2,900	(163)	2,737	4 years
Total	$14,431	$(2,688)	$11,743

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$3,331	$(1,262)	$2,069	3 years
Intangible amortization expense was approximately $1.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2021	$2,213
2022	4,233
2023	3,711
2024	1,387
2025	199
Total	$11,743
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2020	$17,609
Foreign currency translation adjustments	(276)
2021 acquisitions	241,349
Balance as of June 30, 2021	$258,682
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
During the three months ended June 30, 2021, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes were therefore not convertible during the three months ended June 30, 2021 and were classified as long-term debt on the Company’s condensed consolidated balance sheets.
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
In accounting for the issuance of the 2025 Notes, the 2025 Notes were separated into liability and equity components through December 31, 2020. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the respective 2025 Notes. This difference represents the debt discount that was amortized to interest expense using the effective interest rate method. The carrying amount of the equity component representing the conversion option was $177.2 million. The equity component was recorded in additional paid-in capital.
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
On January 1, 2021 the Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. As a result of the adoption, the debt conversion option of $177.2 million and debt issuance costs of $4.1 million previously attributable to the equity component are no longer presented in equity. Similarly, the debt discount, that is equal to the carrying value of the embedded conversion feature upon issuance, is no longer amortized into income as interest expense over the life of the instrument. This resulted in a $16.8 million decrease to the opening balance of accumulated deficit, a $173.1 million decrease to the opening balance of additional paid-in capital, and a $156.3 million increase to the opening balance of Convertible senior notes, net on the consolidated balance sheet.
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	June 30, 2021	December 31, 2020
Convertible senior notes, net:
Principal	$747,500	$747,500
Unamortized debt discount (1)	—	(159,547)
Unamortized debt issuance costs (1)	(13,695)	(12,089)
Net carrying amount	$733,805	$575,864
Equity component (1)	$—	$173,070

1)As noted above, December 31, 2020 amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.
As of June 30, 2021, the total estimated fair value of the 2025 Notes was approximately $1,003.2 million. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates.
The following table sets forth the interest expense related to the 2025 Notes for the three and six months ended June 30, 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021	2020 (1)
Contractual interest expense	$233	$73	$467	$73
Amortization of debt discount	—	2,340	—	2,340
Amortization of issuance costs	837	144	1,672	144
Total	$1,070	$2,557	$2,139	$2,557

1)As noted above, December 31, 2020 amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.
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
8. Commitments and Contingencies
Non-cancelable Material Commitments—During the six months ended June 30, 2021, other than certain non-cancelable operating leases described in Note 9, Leases, there have been no material changes outside the ordinary course of business to the Company's contractual obligations and commitments from those disclosed in the Annual Report.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three and six months ended June 30, 2021 and 2020.

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
The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost(1)	$4,764	$4,110	$9,520	$8,070
Short-term lease cost	662	997	1,454	1,896

1)Includes non-cash lease expense of $4.1 million and $3.4 million for the three months ended June 30, 2021 and 2020, respectively, and $8.1 million and $6.6 million for the six months ended June 30, 2021 and 2020, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities	$9,603	$6,310
Operating lease assets obtained in exchange for new lease liabilities	—	11,581
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2021	$9,309
2022	20,099
2023	17,987
2024	2,572
2025	2,766
2026 and beyond	12,746
Total lease payments	$65,479
Less: imputed interest	(6,405)
Present value of lease liabilities	$59,074

As of June 30, 2021, the Company had three additional operating leases that are set to commence in the second half of 2021, which are excluded from the table above. These three additional leases have total undiscounted future payments of $25.9 million with a weighted average lease term of 7.2 years.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

June 30, 2021
Weighted-average remaining lease term (years)	4.1
Weighted-average discount rate	4.69%
10. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America	$168,196	$106,106	$311,086	$205,488
International	65,353	33,906	121,013	65,772
Total	$233,549	$140,012	$432,098	$271,260
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
Revenue recognized during the three months ended June 30, 2021 and 2020, which was included in the deferred revenue balances at the beginning of each such period, was $108.4 million and $64.9 million, respectively. Revenue recognized during the six months ended June 30, 2021 and 2020 that was included in the deferred revenue balances at the beginning of each such period was $158.8 million and $100.8 million, respectively.
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of June 30, 2021 and December 31, 2020, the aggregate transaction price allocated to remaining performance obligations was $583.3 million and $434.1 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Accounts Receivable
Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. During the six months ended June 30, 2021 and 2020, the Company charged $0.7 million and $0.5 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of June 30, 2021 and December 31, 2020, unbilled accounts receivable of approximately $29.7 million and $20.1 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.
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
Deferred contract costs on the Company’s condensed consolidated balance sheets were $49.2 million and $40.4 million as of June 30, 2021 and December 31, 2020, respectively. Amortization expense was $4.1 million and $2.4 million for the three months ended June 30, 2021 and 2020, respectively, and was $7.9 million and $4.6 million for the six months ended June 30, 2021 and 2020, respectively.
The following table represents a rollforward of the Company’s deferred contract costs (in thousands):

Amount
Balance as of December 31, 2020	$40,388
Additions to deferred contract costs	16,701
Amortization of deferred contract costs	(7,853)
Balance as of June 30, 2021	$49,236
11.Stockholders’ Equity
Class A and Class B Common Stock
The Company has two classes of common stock, Class A and Class B. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted to Class A common stock upon sale or transfer, subject to certain limited exceptions.
During the three and six months ended June 30, 2021, 5,001,619 shares and 18,016,072 shares of Class B common stock were converted into Class A common stock, respectively.
As of June 30, 2021, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 239,453,343 shares of Class A common stock and 70,387,791 shares of Class B common stock were issued and outstanding.
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”).  In connection with the Company's initial public offering of Class A common stock (the "IPO"), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and performance-based and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants, and advisors of the Company. As of June 30, 2021, there were 55,888,272 shares available for grant under the 2019 Plan.

Stock Options
The following table summarizes the Company’s stock option activity and weighted-average exercise prices:

	Number Of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance outstanding—December 31, 2020	27,068,323	$3.31	6.7	$2,575,069
Options granted	—	—
Options exercised	(2,530,629)	2.46
Options forfeited or expired	(262,294)	4.64
Balance outstanding—June 30, 2021	24,275,400	$3.38	6.1	$2,444,482
Ending Exercisable—June 30, 2021	16,916,961	$1.80	5.4	$1,730,262
As of June 30, 2021, there were 34,251 shares of Class A common stock and 24,241,149 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2020, there were 34,759 shares of Class A common stock and 27,033,564 shares of Class B common stock issuable upon the exercise of options outstanding.
Total compensation cost related to unvested awards not yet recognized was approximately $46.5 million and $60.6 million as of June 30, 2021 and December 31, 2020, respectively. The weighted-average period over which this compensation cost related to unvested employee awards will be recognized is 1.7 years and 2.0 years as of June 30, 2021 and December 31, 2020, respectively.
There were no options granted during the six months ended June 30, 2021. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2020 was $16.55. The Company received approximately $6.2 million and $7.2 million in cash proceeds from options exercised during the six months ended June 30, 2021 and 2020, respectively. The intrinsic value of options exercised during the six months ended June 30, 2021 and 2020 was approximately $229.6 million and $268.6 million, respectively. The aggregate fair value of options vested during the six months ended June 30, 2021 and 2020 was $14.5 million and $8.5 million, respectively.
Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. The Company has recorded liabilities related to early exercises of options for 94,500 and 438,750 shares of Class B common stock as of June 30, 2021 and December 31, 2020, respectively.
Restricted Stock Units
The following table summarizes the activity for the Company’s unvested RSUs:

	Shares	Weighted- Average Fair Value
Balance—December 31, 2020	5,166,720	$59.50
Awarded	2,833,964	94.04
Vested	(789,210)	45.53
Forfeited/canceled	(368,507)	58.67
Unvested and outstanding—June 30, 2021	6,842,967	$75.46
The Company granted 244,445, 96,210, 117,538 and 245,761 restricted shares of Class A common stock in November 2019, June 2020, February 2021, and April 2021, respectively, in connection with acquisitions which are subject to service-based vesting conditions over approximately four years. Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $502.3 million and $281.5 million as of June 30, 2021 and December 31, 2020, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares will be recognized is 3.2 years and 3.4 years as of June 30, 2021 and December 31, 2020, respectively.
Employee Stock Purchase Plan
In September 2019, the Board adopted and approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on the date of the final prospectus for the IPO (the “Final Prospectus”). As of June 30, 2021, 12,142,034 shares of Class A common stock remain available for grant under the ESPP.
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
The Company recognized $2.0 million and $3.6 million of stock-based compensation expense related to the ESPP during the three and six months ended June 30, 2021, respectively. As of June 30, 2021, $3.3 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. During the three months ended June 30, 2021, the Company issued 139,649 shares of Class A common stock under the ESPP.
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
Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$829	$407	$1,530	$638
Research and development	21,639	8,703	37,708	14,550
Sales and marketing	6,606	4,541	13,616	7,615
General and administrative	5,441	3,183	10,522	6,091
Stock-based compensation, net of amounts capitalized	34,515	16,834	63,376	28,894
Capitalized stock-based compensation expense	2,059	198	4,212	301
Total stock-based compensation expense	$36,574	$17,032	$67,588	$29,195

12.Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$5,242	$3,823	$11,140	$7,002
Other expense, net	50	643	(75)	1,067
Interest income and other income, net	$5,292	$4,466	$11,065	$8,069
13.Income Taxes
The Company has an effective tax rate of 3.1% and 65.5% for the three months ended June 30, 2021 and 2020, respectively. The Company has incurred U.S. operating losses and has minimal profits in its foreign jurisdictions.
The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve deemed immaterial for each of the six months ended June 30, 2021 and 2020. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. For the period ending June 30, 2021, the Company released a portion of its tax reserve due to the expiration of the statute of limitations. The Company recognized an income tax benefit of $0.6 million related to the release for the quarter. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.
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
On December 21, 2020, Congress passed the Consolidated Appropriations Act, 2021. The act includes the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the COVID-related Tax Relief Act of 2020, both of which extend many credits and other COVID-19 relief, among other extenders. The Company evaluated the provisions of the Consolidated Appropriations Act, including but not limited to the Employee Retention Credit extension, the extension for the IRC Section 45S credit for paid family and medical leave, and the provision allowing a full deduction for certain business meals, and determined that there was no material impact for the three months ended June 30, 2021.
On March 11, 2021, the American Rescue Plan was enacted, which extends the period companies can claim an Employee Retention Credit, extends the IRC Section 162(m) limit on deductions for publicly traded companies, and repeals the election that allows US affiliate groups to allocate interest expense on a worldwide basis, among other provisions. The Company reviewed the provisions of the new law and determined it has no material impact for the three months ended June 30, 2021.
14.Net (Loss) Income Per Share
Basic and diluted net (loss) income per common share is presented in conformity with the two-class method required for participating securities. Immediately prior to the consummation of the Company’s IPO in September 2019, all outstanding shares of convertible preferred stock and common stock were converted into shares of Class B common stock. As a result, Class A and Class B common stock are the only outstanding shares of capital stock of the Company.
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
The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Basic net (loss) income per share:	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net (loss) income	$(7,163)	$(2,199)	$166	$118	$(16,777)	$(5,653)	$2,954	$3,809
Denominator:
Weighted-average shares used in calculating net (loss) income per share, basic	235,671	72,348	175,330	123,937	229,652	77,380	129,882	167,479
Basic net (loss) income per share	$(0.03)	$(0.03)	$—	$—	$(0.07)	$(0.07)	$0.02	$0.02
Diluted net (loss) income per share:
Numerator:
Allocation of distributed (loss) income for basic computation	$(7,163)	$(2,199)	$166	$118	$(16,777)	$(5,653)	$2,954	$3,809
Reallocation of undistributed (loss) income as a result of conversion of Class B to Class A shares	(2,199)	—	118	—	(5,653)		3,809	—
Allocation of undistributed (loss) income	$(9,362)	$(2,199)	$284	$118	$(22,430)	$(5,653)	$6,763	$3,809
Denominator:
Number of shares used in basic calculation	235,671	72,348	175,330	123,937	229,652	77,380	129,882	167,479
Weighted-average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	72,348	—	123,937	—	77,380	—	167,479	—
Employee stock options	—	—	29,236	—	—	—	30,147	—
Employee stock purchase plan	—	—	102	—	—	—	131	—
Unvested early exercises	—	—	936	—	—	—	1,037	—
Restricted stock units	—	—	1,089	—	—	—	495	—
Unvested restricted stock in connection with acquisition	—	—	217	—	—	—	231	—
Number of shares used in diluted calculation	308,019	72,348	330,847	123,937	307,032	77,380	329,402	167,479
Diluted net (loss) income per share	$(0.03)	$(0.03)	$—	$—	$(0.07)	$(0.07)	$0.02	$0.02
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of June 30,
	2021	2020
Shares subject to outstanding stock options and restricted stock units	31,118	182
Unvested early exercised stock options and restricted stock	959	—
Shares subject to the employee stock purchase plan	177	15
Shares issuable upon conversion of the convertible senior notes	8,098	—
Total	40,352	197
ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. See Note 2, Basis of Presentation and

Summary of Significant Accounting Policies—Accounting Policies Recently Adopted for more information. Although the Notes were not convertible as of June 30, 2021, the Company calculated the potentially dilutive effect of the share conversion which is included in the table above.
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
As of June 30, 2021, we had $251.1 million in cash, cash equivalents and restricted cash and $1,162.7 million in marketable securities. We generated revenue of $233.5 million and $140.0 million in the three months ended June 30, 2021 and 2020, respectively, representing year-over-year growth of 67%. For the six months ended June 30, 2021 and 2020, our revenue was $432.1 million and $271.3 million, respectively, representing year-over-year growth of 59%. Substantially all of our revenue is subscription software sales. Our net (loss) income was $(9.4) million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $(22.4) million and $6.8 million for the six months ended June 30, 2021 and 2020, respectively. We generated operating cash flow of $103.4 million and $49.0 million in the six months ended June 30, 2021 and 2020, respectively. Our free cash flow was $86.8 million and $37.9 million in the six months ended June 30, 2021 and 2020, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” for additional information.
Since December 2019, a novel strain of coronavirus, which we refer to, together with other related strains of coronavirus, as “COVID-19”, has spread to multiple countries, including the United States and other countries in which we and our customers, partners, suppliers, vendors and other parties with whom we do business operate. The extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on certain developments, including the duration and spread of the outbreak, its impact on industry events, and its effect on our customers, partners, suppliers and vendors and other parties with whom we do business, and the availability, distribution, and effectiveness of vaccines, all of which are uncertain and cannot be predicted at this time. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and employee work locations, and cancelling or holding virtually Datadog marketing events. We are continuing to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our business operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, vendors and stockholders. The extent to which the COVID-19 pandemic may impact our results of operations and financial condition remains uncertain. In addition, due to our subscription model, the effect of the COVID-19 pandemic, if any, may not be fully reflected in our results of operations until future periods.

Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of June 30, 2021, we had approximately 16,400 customers spanning organizations of a broad range of sizes and industries, compared to approximately 12,100 as of June 30, 2020. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors, and the effectiveness of our marketing efforts.
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
Expanding Within Our Existing Customer Base
Our base of customers represents a significant opportunity for further sales expansion. As of June 30, 2021, we had 1,610 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 80% of our ARR, up from 1,015 customers as of June 30, 2020, representing 76% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of each of June 30, 2021 and 2020, our dollar-based net retention rate was above 130%. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the dollar-based net retention rate.
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
Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have proven initial success of our platform approach, through expansion beyond our initial infrastructure monitoring solution, to include APM in 2017, logs in 2018, user experience and network performance monitoring in 2019, and our security platform in 2020. As of June 30, 2021, approximately 75% of our customers were using more than one product, up from approximately 68% a year earlier. We believe these metrics indicate strong momentum in the uptake of our newer platform products.
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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 28% and 24% of total revenue for the six months ended June 30, 2021 and 2020, respectively. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in Europe, the Middle East, Africa and in the Asia Pacific region. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we have sales presence internationally, including in Dublin, London, Amsterdam, Paris, Singapore, Sydney, Seoul and Tokyo.
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
Sales and Marketing
Sales and marketing expense consists primarily of personnel costs for our sales and marketing organization, costs of general marketing and promotional activities, including the free tier and free introductory trials of our products, travel-related expenses, amortization of acquired customer relationships, and allocated overhead costs. Sales commissions earned by our sales force are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be four years. We expect that our sales and marketing expense will increase in absolute dollars as we expand our sales and marketing efforts.
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
Benefit from (Provision for) Income Taxes
Benefit from (provision for) income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We recorded a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$233,549	$140,012	$432,098	$271,260
Cost of revenue (1)(2)(4)	57,098	28,878	103,764	55,357
Gross profit	176,451	111,134	328,334	215,903
Operating expenses
Research and development (1)(3)(4)	94,779	45,664	174,045	86,488
Sales and marketing (1)(2)(3)(4)	70,412	51,269	134,765	96,484
General and administrative (1)(3)(4)	21,146	13,547	42,240	28,499
Total operating expenses	186,337	110,480	351,050	211,471
Operating (loss) income	(9,886)	654	(22,716)	4,432
Other income:
Interest expense (5)	(5,064)	(4,294)	(10,536)	(5,001)
Interest income and other income, net	5,292	4,466	11,065	8,069
Other income, net	228	172	529	3,068
(Loss) income before benefit from (provision for) income taxes	(9,658)	826	(22,187)	7,500
Benefit from (provision for) income taxes	296	(542)	(243)	(737)
Net (loss) income	$(9,362)	$284	$(22,430)	$6,763
_________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$829	$407	$1,530	$638
Research and development	21,639	8,703	37,708	14,550
Sales and marketing	6,606	4,541	13,616	7,615
General and administrative	5,441	3,183	10,522	6,091
Total	$34,515	$16,834	$63,376	$28,894
_________________
(2)Includes amortization of acquired intangibles expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$908	$147	$1,263	$394
Sales and marketing	163	$—	163	$—
Total	$1,071	$147	$1,426	$394

_________________

(3) Includes non-cash benefit related to tax adjustment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$—	$(2,729)	$—	$(2,729)
Sales and marketing	—	(449)	—	(449)
General and administrative	—	(2,383)	—	(2,383)
Total	$—	$(5,561)	$—	$(5,561)
_________________
(4) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$96	$121	$191	$121
Research and development	2,101	1,423	3,872	1,460
Sales and marketing	2,776	1,508	3,955	1,659
General and administrative	194	212	318	270
Total	$5,167	$3,264	$8,336	$3,510
_________________
(5) Includes amortization of issuance costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Interest expense	$837	$2,484	$1,672	$2,484
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%	100%
Cost of revenue	24	21	24	20
Gross profit	76	79	76	80
Operating expenses
Research and development	41	33	40	32
Sales and marketing	30	36	31	36
General and administrative	9	10	10	11
Total operating expenses	80	79	81	78
Operating loss	(4)	0	(5)	2
Other income:
Interest expense	(2)	(3)	(2)	(2)
Interest income and other income, net	2	3	3	3
Other income, net	0	0	1	1
(Loss) income before benefit from (provision for) income taxes	(4)	0	(4)	3
Benefit from (provision for) income taxes	0	0	(1)	(1)
Net loss (income)	(4)%	0%	(5)%	2%
_________________
(1)Certain items may not total due to rounding.

Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue	$233,549	$140,012	$93,537	67%
Revenue increased by $93.5 million, or 67%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Approximately 70% of the increase in revenue was attributable to growth from existing customers, and the remaining 30% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenue	$57,098	$28,878	$28,220	98%
Gross margin	76%	79%
Cost of revenue increased by $28.2 million, or 98%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to an increase of $24.7 million in third-party cloud infrastructure hosting and software costs, an increase of $1.6 million in personnel expenses as a result of increased headcount, and an increase of $1.2 million in depreciation and amortization.
Our gross margin decreased by 3% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily as a result of increased spend with our third-party cloud infrastructure providers.
Research and Development

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Research and development	$94,779	$45,664	$49,115	108%
Percentage of revenue	41%	33%
Research and development expense increased by $49.1 million, or 108%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to an increase of $36.4 million in personnel costs for our engineering, product and design teams as a result of increased headcount and acquisition-related service costs, an increase of $11.4 million in cloud hosting costs, an increase of $0.8 million in overhead costs, an increase of $0.6 million in other research and development costs.
Sales and Marketing

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Sales and marketing	$70,412	$51,269	$19,143	37%
Percentage of revenue	30%	36%
Sales and marketing expense increased by $19.1 million, or 37%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to an increase of $15.3 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $3.4 million in marketing and promotional activities.
General and Administrative

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
General and administrative	$21,146	$13,547	$7,599	56%
Percentage of revenue	9%	10%
General and administrative expense increased by $7.6 million, or 56%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to an increase of $6.9 million in personnel costs as a result of increased headcount, an increase of $0.4 million related to outside professional services, and an increase of $0.4 million related to information system and services costs. These amounts were partially offset by a decrease of $0.4 million related to bad debt expense.
Other Income, Net

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Other income, net	$228	$172	$56	33%
Percentage of revenue	0%	0%
Other income, net increased by $0.1 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to a decrease of $1.5 million in interest expense related to our 2025 Notes and an increase of $0.9 million in interest income mainly due to income earned from investments in marketable securities and money market funds. These amounts were partially offset by an increase of $2.3 million interest expense related to amortization of premiums on our marketable securities.
Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,
	2021	2020	Change	% Change

Revenue	$432,098	$271,260	$160,838	59%
Revenue increased by $160.8 million, or 59%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Approximately 70% of the increase in revenue was attributable to the growth from existing customers, and the remaining 30% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2021	2020	Change	% Change

Cost of revenue	$103,764	$55,357	$48,407	87%
Gross margin	76%	80%
Cost of revenue increased by $48.4 million, or 87%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to an increase of $42.9 million in third-party cloud infrastructure hosting and software costs, an increase of $3.2 million in personnel expenses as a result of increased headcount, an increase of $1.3 million of depreciation and amortization, and an increase of $0.9 million of credit card processing fees and allocated overhead costs.
Our gross margin decreased 4% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily as a result of increased investments to expand the capacity of our third-party cloud infrastructure providers.
Research and Development

	Six Months Ended June 30,
	2021	2020	Change	% Change

Research and development	$174,045	$86,488	$87,557	101%
Percentage of revenue	40%	32%
Research and development expense increased by $87.6 million, or 101%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to an increase of $65.2 million in personnel costs for our engineering, product and design teams as a result of increased headcount and acquisition-related service costs and an increase of $21.9 million in cloud hosting costs.
Sales and Marketing

	Six Months Ended June 30,
	2021	2020	Change	% Change

Sales and marketing	$134,765	$96,484	$38,281	40%
Percentage of revenue	31%	37%
Sales and marketing expense increased by $38.3 million, or 40%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to an increase of $32.6 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel, an increase of $6.6 million in marketing and promotional activities. These amounts were partially offset by a decrease of $1.2 million related to allocated overhead costs.
General and Administrative

	Six Months Ended June 30,
	2021	2020	Change	% Change

General and administrative	$42,240	$28,499	$13,741	48%
Percentage of revenue	10%	11%
General and administrative expense increased by $13.7 million, or 48%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to an increase of $10.8 million in personnel expenses as a result of increased headcount, an increase of $2.4 million related to outside professional fees primarily related to legal, finance, and insurance, and an increase of $2.0 million related to other costs and allocated overhead costs to support the growing business. These amounts were partially offset by a decrease of $1.5 million related to bad debt expense.

Other Income, Net

	Six Months Ended June 30,
	2021	2020	Change	% Change

Other income, net	$529	$3,068	$(2,539)	(83)%
Percentage of revenue	0%	1%
Other income, net decreased by $2.5 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. For the six months ended June 30, 2021, the decrease was primarily due to an increase of $6.0 million in interest expense related to amortization of premiums on our marketable securities. This amount was partially offset by an increase of $3.0 million related to interest income, mainly due to income earned from investments in marketable securities and money market funds and a decrease of $0.4 million of interest expense related to our 2025 Notes.
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
As of June 30, 2021, we had $247.4 million in cash and cash equivalents, and $1,162.7 million in marketable securities.
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
A substantial source of our cash from operations is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which will be recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2021, we had deferred revenue of $265.9 million, of which $264.7 million was recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash provided by operating activities	$103,373	$48,993
Cash used in investing activities	(96,029)	(1,095,100)
Cash provided by financing activities	15,711	654,691

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
Cash provided by operating activities for the six months ended June 30, 2021 of $103.4 million was primarily related to our net loss of $22.4 million, adjusted for non-cash charges of $99.6 million and net cash inflows of $26.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment, amortization of acquired intangibles, amortization of discounts or premiums on marketable securities, non-cash lease expense, amortization of deferred contract costs, and amortization of issuance costs related to our 2025 Notes. The main drivers of the changes in operating assets and liabilities were related to a $56.6 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, a $7.4 million increase in accounts payable, and a $7.3 million increase in accrued expenses and other liabilities. These amounts were partially offset by a $24.9 million increase in accounts receivable, due to increases in sales, $16.7 million increase in deferred contract costs related to commissions paid on new bookings, a $2.5 million increase in prepaid expenses and other current assets, primarily driven by prepaid rent, and a $0.9 million increase in other assets.
Cash provided by operating activities for the six months ended June 30, 2020 of $49.0 million was primarily related to our net income of $6.8 million, adjusted for non-cash charges of $53.4 million and net cash outflows of $11.2 million used in changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment, and amortization of acquired intangibles. The main drivers of the changes in operating assets and liabilities were related to a $26.8 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, a $2.7 million increase in accounts payable, and a $1.6 million increase in accrued expenses and other liabilities. These amounts were partially offset by a $23.7 million increase in accounts receivable, net, due to increases in sales, a $11.2 million increase in deferred contract costs related to commissions paid on new bookings, a $6.5 million increase in prepaid expenses and other current assets, primarily driven by prepaid hosting services, and a $0.9 million increase in other assets.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2021 was $96.0 million, and was primarily the result of investment in marketable securities of $491.0 million, a $12.4 million increase in capitalization of software development costs, a $4.2 million increase in capital expenditures to purchase property and equipment to support office space and site operations, and $200.3 million paid for acquisitions. These amounts were partially offset by proceeds of $570.2 million and $41.7 million from maturities and sales of marketable securities, respectively.
Cash used in investing activities for the six months ended June 30, 2020 was $1,095.1 million, and was primarily the result of investment in marketable securities of $1,203.5 million, an $8.2 million increase in capitalization of software development costs, a $2.9 million increase in capital expenditures to purchase property and equipment to support additional office space and site operations, and $2.4 million paid for an acquisition. These amounts were partially offset by $121.9 million paid for maturities of marketable securities.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2021 was $15.7 million and was primarily the result of proceeds from the issuance of Class A common stock under the ESPP in the amount of $9.8 million and proceeds from the exercise of stock options in the amount of $6.2 million. These amounts were partially offset by $0.2 million of taxes paid in connection with the ESPP.
Cash provided by financing activities for the six months ended June 30, 2020 was $654.7 million and was primarily attributable to proceeds from the issuance of the 2025 Notes in the amount of $730.7 million, net of issuance costs, proceeds from the issuance of Class A common stock under the ESPP in the amount of $7.7 million and proceeds from the exercise of stock options in the amount of $7.2 million. These amounts were partially offset by an $89.6 million purchase of the capped call in connection with the issuance of the 2025 Notes, $0.9 million of taxes paid in connection with the ESPP, and $0.4 million of the initial public offering, or IPO, costs.
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
The following table presents our cash flows for the periods presented and a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$103,373	$48,993
Less: Purchases of property and equipment	(4,227)	(2,924)
Less: Capitalized software development costs	(12,392)	(8,154)
Free cash flow	$86,754	$37,915
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our operating leases, purchase commitments to our cloud hosting providers and other vendors, and obligations to pay the 2025 Notes’ coupons and principal.
During the six months ended June 30, 2021, other than certain non-cancelable operating leases described in Note 9, Leases, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no other material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Risk
As of June 30, 2021, we had $227.3 million in cash equivalents and $1,162.7 million in marketable securities, which consisted of commercial debt, certificates of deposit, U.S. government treasury and agency securities, and commercial paper. In addition, we had $3.7 million of restricted cash due to the outstanding letters of credit established in connection with lease agreements for our facilities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of June 30, 2021, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly-owned foreign subsidiaries is the U.S. dollar. All of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, France, Ireland, the United Kingdom, Japan, Australia, Germany, the Netherlands, and Spain. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The ongoing COVID-19 pandemic may continue to prevent us or our employees, customers, partners, suppliers or vendors or other parties with whom we do business from conducting certain marketing and other business activities for an indefinite period of time, which could adversely impact our business, financial position and results of operations. Further, in response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur or reoccur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations or those of our customers, partners, suppliers or vendors or other parties with whom we do business. While the rollout of COVID-19 vaccines has begun, the timing and speed of vaccination rollouts and the lifting of shelter-in-place requirements and movement restrictions varies from location to location, is evolving, and to varying degrees remains unknown.
In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken measures intended to help minimize the risk of the virus to our employees and the communities in which we participate. These measures included temporarily suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually any Datadog events and discouraging employee attendance at any industry events or in-person work-related meetings. Although we have recently and may continue to selectively reopen certain of our offices and hold in-person meetings and events in compliance with applicable government orders and guidelines, the majority of our employees continue to work remotely and in-person meetings remain limited. We have a distributed workforce and our employees are accustomed to working remotely and working with others who are working remotely. However, the limitation of in-person meetings could negatively impact our marketing efforts, the length or variability of our sales cycles, our international expansion efforts or the length of our average recruiting cycle for employees across the organization. Further, operational or other challenges could arise as we and our customers, partners, suppliers and vendors and other parties with whom we do business continue to operate via a remote workforce. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.
COVID-19 could also adversely affect workforces, economies and financial markets globally, potentially leading to an economic downturn and a reduction in customer spending on our solutions or an inability for our customers, partners, suppliers or vendors or other parties with whom we do business to meet their contractual obligations. While it is not possible at this time to predict the duration and extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular, the continued spread of COVID-19 and the measures taken by governments, businesses and other organizations in response to COVID-19, as well as the uncertainty around the duration of business disruptions, the timing of the vaccine rollouts, and the efficacy of the vaccines, including against variants that emerge, could adversely impact our business, financial condition and results of operations. For example, during the second quarter of 2020, we experienced some impact to the rate of usage growth from our existing customers. In addition, we have provided and may continue to provide guidance about our business and future operating results, which is based on certain assumptions, estimates and expectations as of the date such guidance is given. Guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. If we were to revise or fail to meet our announced guidance or expectations of analysts as a result of these factors, the price of our Class A common stock could be negatively affected. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability expand within our existing customer base, acquire new customers, develop and expand our sales and marketing capabilities and expand internationally.

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
Our revenue was $432.1 million, $271.3 million, $603.5 million and $362.8 million for the six months ended June 30, 2021 and 2020 and the years ended December 31, 2020 and 2019, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We generated net (loss) income of $(22.4) million and $6.8 million for the six months ended June 30, 2021 and 2020, respectively. We generated net loss of $(24.5) million and $(16.7) million for the years ended December 31, 2020 and 2019, respectively. As of June 30, 2021, we had an accumulated deficit of $153.8 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
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
Our platform and products involve the storage and transmission of data, including personal information, and security breaches or unauthorized access to our platform and products, or those of our third-party service providers, could result in the loss of our or our customers’ data, litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities. We have previously and may in the future become the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our ability to provide our services. For example, in July 2016 an unidentified third party gained unauthorized access to, and exfiltrated data from, certain of our infrastructure resources, including a database that stored our customers’ credentials for our platform and for third-party integrations. Some of the customer credentials accessed and exfiltrated included confidential and personal information. As a precautionary measure following this event, we reset customer passwords and instructed customers to revoke credentials that had been shared with us. In addition, most of our employees are working remotely due to the COVID-19 pandemic, which may pose additional data security risks (including, for example, an increase in phishing and spam emails we began experiencing during 2020).
While we have taken steps to protect the confidential and personal information that we have access to, our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ data on our behalf could be breached or we could suffer a loss of our or our customers’ data. Our ability to monitor our third-party service providers’ data security is limited. Cyber-attacks, computer malware, viruses, employee mistakes or malfeasance, social engineering (including spear phishing and ransomware attacks), and general hacking have become more prevalent in our industry, particularly against cloud services. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, loss of data (including customer data), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Despite the security controls we have in place, such attacks are very difficult to avoid. In addition, we do not directly control content that our customers store in our products. If our customers use our products for the transmission or storage of personal information and our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. In addition, our remediation efforts may not be successful.
We also process, store and transmit our own data as part of our business and operations. This data may include personal, confidential or proprietary information. We may expend significant resources, fundamentally change our business activities and practices, or modify our operations or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. While we have developed systems and processes designed to protect the integrity, confidentiality and security of our and our customers’ data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.

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
We may have contractual and other legal obligations to notify relevant stakeholders of security incidents. For instance, most jurisdictions have enacted laws, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. Such mandatory contractual and legal disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach, and any failure to provide appropriate notice may violate the terms of our customer contracts. Our contracts, our representations, or industry standards may require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A security breach could lead to claims by our customers, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. Further, there can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

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
The Schrems II decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, or “SCCs,” can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the SCCs. On June 4, 2021, the European Commission adopted new SCCs under the GDPR for personal data transfers outside the EEA. Under this legal mechanism, we may have obligations to conduct transfer impact assessments for such cross-border data transfers and implement additional security measures, which increases the difficulty of selling to European customers and may lead to longer sales cycles. We expect to rely on the new SCCs, which may require us to expend significant resources to update our contractual arrangements and to comply with such obligations. While we have taken steps to mitigate the impact on us with respect to transfers of data, such as implementing SCCs, the efficacy and longevity of these transfer mechanisms remains uncertain.
Further, the United Kingdom’s decision to leave the European Union, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom and particularly whether the transfer of personal information from the EEA to the United Kingdom will be lawful under the GDPR. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal data from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed, however, only if the United Kingdom continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the United Kingdom and could intervene at any point if the United Kingdom deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the United Kingdom will require a valid ‘transfer mechanism,’ and we may be required to implement new processes and put new agreements in place, such as SCCs, to enable transfers of personal data from the EEA to the United Kingdom to continue.
If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe. Inability to import personal information from Europe to the United States may significantly and negatively impact our business operations, including by lowering sales on our platform due to the difficultly of establishing a lawful basis for personal information transfers out of Europe, or requiring us to increase our data processing capabilities in Europe or elsewhere at significant expense.
In addition to the GDPR, the European Commission has another draft regulation in the approval process, known as the Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, that would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation continues to be delayed. While the new legislation contains protections for those using communications services (for example, protections against online tracking technologies), the timing of its proposed enactment following the GDPR means that additional time and effort may need to be spent addressing differences between the ePrivacy Regulation and the GDPR. New rules related to the ePrivacy Regulation may negatively impact our platform and products and our relationships with our customers, including by increasing the cost of online marketing, reducing our revenue, and causing us to expend significant resources to change the way we market our products. Following Brexit, it is unclear whether, and if so how, the United Kingdom will introduce any or all of the ePrivacy Regulation into law in the United Kingdom.
Complying with the GDPR and the ePrivacy Regulation, when it becomes effective, may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR and ePrivacy Regulation (before the effective date), we may not be successful in our efforts to achieve compliance either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. While we utilize a data center in the EEA to maintain certain customer data (which may include personal data) originating from the EEA, we may find it necessary to establish additional systems and processes to maintain such data in the EEA, which may involve substantial expense and distraction from other aspects of our business.
Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, and strict limitations to the processing of personal information, which could increase the cost and complexity of delivering our services and operating our business. Recently, for example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China released its draft Personal Information Protection Law, and Canada introduced the Digital Charter Implementation Act.
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
The CCPA, which became effective on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of the sale of personal information, and receive detailed information about how their personal information is used. The CCPA provides a private right of action and statutory damages for data breaches and may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. In addition, the California Privacy Rights Act, or the CPRA, which amends the CCPA, was approved by California voters on November 3, 2020 and is scheduled to go into effect on January 1, 2023. The CPRA would, among other things, amend the CCPA to give California residents the ability to limit the use of their sensitive information, provide additional penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. Both the CCPA and CPRA could impact our business activities depending on how they are interpreted. These laws exemplify the vulnerability of our business not only to security incidents but also to the evolving regulatory environment related to personal information and protected health information. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, the results of our operations, and our financial condition. Just this year, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023.
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
We are and in the future may become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position and results of operations.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, deferred contract costs, and the valuation of our stock-based compensation awards, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 28% and 24% for the six months ended June 30, 2021 and 2020, respectively. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of June 30, 2021, approximately 38% of our full-time employees were located outside of the United States, 42% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
•our involvement in litigation;
•future sales of our Class A common stock by us or our stockholders;
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2021, our outstanding shares of Class B common stock represented approximately 75% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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
Further, as of June 30, 2021, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to continue to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we have and may continue to acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline. Furthermore, if we issue additional equity or convertible debt securities, the new equity securities could have rights senior to those of our common stock. For example, if we elect to settle our conversion obligation under our 0.125% Convertible Senior Notes due 2025, or our 2025 Notes, in shares of our Class A common stock or a combination of cash and shares of our Class A common stock, the issuance of such Class A common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Recent Sales of Unregistered Equity Securities
On April 9, 2021, we issued 245,761 shares of Class A common stock as consideration in an acquisition. The issuance was deemed exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
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

DATADOG, INC.

Date: August 6, 2021	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2021	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)