Form 10-Q
period 2021-09-30
Datadog, Inc.
filed 2021-11-05
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2021, there were 257,196,936 shares of the registrant’s Class A common stock and 54,819,432 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DATADOG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$286,966	$224,927
Marketable securities	1,180,160	1,292,532
Accounts receivable, net of allowance for credit losses of $2,517 and $2,468 as of September 30, 2021 and December 31, 2020, respectively	224,602	163,359
Deferred contract costs, current	19,933	13,638
Prepaid expenses and other current assets	24,675	23,624
Total current assets	1,736,336	1,718,080
Property and equipment, net	68,820	47,197
Operating lease assets	61,972	57,829
Goodwill	255,735	17,609
Intangible assets, net	12,803	2,069
Deferred contract costs, non-current	35,508	26,750
Restricted cash	3,572	3,784
Other assets	19,427	16,967
TOTAL ASSETS	$2,194,173	$1,890,285
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,654	$21,342
Accrued expenses and other current liabilities	85,173	55,351
Operating lease liabilities, current	19,425	16,326
Deferred revenue, current	300,950	204,825
Total current liabilities	440,202	297,844
Operating lease liabilities, non-current	53,189	51,433
Convertible senior notes, net	734,643	575,864
Deferred revenue, non-current	3,266	3,450
Other liabilities	5,461	4,262
Total liabilities	1,236,761	932,853
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 255,875,718 and 218,510,509 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	2
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 56,025,741 and 87,369,554 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,116,872	1,103,305
Accumulated other comprehensive (loss) income	(188)	2,287
Accumulated deficit	(159,275)	(148,163)
Total stockholders’ equity	957,412	957,432
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,194,173	$1,890,285
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$270,488	$154,675	$702,586	$425,935
Cost of revenue	63,332	33,984	167,096	89,340
Gross profit	207,156	120,691	535,490	336,595
Operating expenses:
Research and development	112,675	56,440	286,720	142,928
Sales and marketing	75,827	57,142	210,592	153,626
General and administrative	23,549	16,376	65,789	44,876
Total operating expenses	212,051	129,958	563,101	341,430
Operating loss	(4,895)	(9,267)	(27,611)	(4,835)
Other income (loss):
Interest expense	(4,912)	(12,423)	(15,448)	(17,424)
Interest income and other income, net	5,040	7,135	16,105	15,204
Other income (loss), net	128	(5,288)	657	(2,220)
Loss before provision for income taxes	(4,767)	(14,555)	(26,954)	(7,055)
Provision for income taxes	(717)	(595)	(960)	(1,332)
Net loss	$(5,484)	$(15,150)	$(27,914)	$(8,387)
Net loss attributable to common stockholders	$(5,484)	$(15,150)	$(27,914)	$(8,387)
Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.09)	$(0.03)
Weighted average shares used in calculating basic and diluted net loss per share	310,247	302,554	308,115	299,105
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(5,484)	$(15,150)	$(27,914)	$(8,387)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(652)	536	(1,346)	446
Unrealized (loss) income on available-for-sale marketable securities	(368)	44	(1,129)	2,066
Other comprehensive (loss) income	(1,020)	580	(2,475)	2,512
Comprehensive loss	$(6,504)	$(14,570)	$(30,389)	$(5,875)
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—June 30, 2021	309,841,134	$3	$1,065,835	$832	$(153,791)	$912,879
Issuance of common stock upon exercise of stock options	1,715,963	—	4,459	—	—	4,459
Vesting of early exercised stock options	—	—	33	—	—	33
Vesting of restricted stock units	344,362	—	—	—	—	—
Stock-based compensation	—	—	46,545	—	—	46,545
Change in accumulated other comprehensive (loss) income	—	—	—	(1,020)	—	(1,020)
Net loss	—	—	—	—	(5,484)	(5,484)
BALANCE—September 30, 2021	311,901,459	$3	$1,116,872	$(188)	$(159,275)	$957,412

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—June 30, 2020	302,254,533	$3	$1,027,656	$2,065	$(116,853)	$912,871
Issuance of common stock upon exercise of stock options	2,132,732	—	5,156	—	—	5,156
Vesting of early exercised stock options	—	—	295	—	—	295
Vesting of restricted stock units	4,576		—	—	—	—
Stock-based compensation	—	—	21,936	—	—	21,936
Reversal of prior income tax associated with the issuance of the 2025 convertible senior notes	—	—	10,500	—	—	10,500
Changes in accumulated other comprehensive income	—	—	—	580	—	580
Net loss	—	—	—		(15,150)	(15,150)
BALANCE—September 30, 2020	304,391,841	$3	$1,065,543	$2,645	$(132,003)	$936,188

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2020	305,880,063	$3	$1,103,305	$2,287	$(148,163)	$957,432
Effect of adoption of ASU 2020-06	—	—	(173,070)	—	16,802	(156,268)
BALANCE—January 1, 2021	305,880,063	3	930,235	2,287	(131,361)	801,164
Issuance of common stock upon exercise of stock options	4,246,592	—	10,676	—	—	10,676
Vesting of early exercised stock options		—	533	—	—	533
Vesting of restricted stock units	1,133,572	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	501,583	—	51,501	—	—	51,501
Issuance of common stock under the Employee Stock Purchase Plan	139,649	—	9,794	—	—	9,794
Stock-based compensation	—	—	114,133	—	—	114,133
Change in accumulated other comprehensive (loss) income	—	—	—	(2,475)	—	(2,475)
Net loss	—	—	—	—	(27,914)	(27,914)
BALANCE—September 30, 2021	311,901,459	$3	$1,116,872	$(188)	$(159,275)	$957,412

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2019	296,386,950	$3	$905,821	$133	$(123,616)	$782,341
Issuance of common stock upon exercise of stock options	7,555,561	—	12,391	—	—	12,391
Vesting of early exercised stock options	—	—	883	—	—	883
Vesting of restricted stock units	8,234	—	—	—	—	—
Issuance of restricted shares of common stock from acquisition	120,992	—	5,169	—	—	5,169
Issuance of common stock under the Employee Stock Purchase Plan, net of shares withheld for taxes	320,104	—	6,703	—	—	6,703
Stock-based compensation	—	—	51,131	—	—	51,131
Equity component of 2025 Convertible Senior Notes, net	—	—	173,070	—	—	173,070
Purchases of capped calls related to 2025 Convertible Senior Notes	—	—	(89,625)	—	—	(89,625)
Change in accumulated other comprehensive income	—	—	—	2,512	—	2,512
Net loss	—	—	—	—	(8,387)	(8,387)
BALANCE—September 30, 2020	304,391,841	$3	$1,065,543	$2,645	$(132,003)	$936,188

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,914)	$(8,387)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,062	11,367
Amortization of discounts or premiums on marketable securities	11,829	5,344
Amortization of issuance costs	2,510	10,546
Amortization of deferred contract costs	12,557	7,348
Stock-based compensation, net of amounts capitalized	107,371	49,610
Non-cash lease expense	12,605	10,004
Allowance for credit losses on accounts receivable	1,226	2,656
Loss on disposal of property and equipment	258	4
Changes in operating assets and liabilities:
Accounts receivable, net	(61,880)	(21,253)
Deferred contract costs	(27,610)	(15,804)
Prepaid expenses and other current assets	(941)	(6,821)
Other assets	(1,844)	(605)
Accounts payable	12,432	6,406
Accrued expenses and other liabilities	19,226	6,884
Deferred revenue	94,865	27,964
Net cash provided by operating activities	170,752	85,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(897,412)	(1,477,063)
Maturities of marketable securities	935,692	268,500
Proceeds from sale of marketable securities	61,132	85,700
Purchases of property and equipment	(7,551)	(4,336)
Capitalized software development costs	(19,364)	(14,371)
Cash paid for acquisition of businesses; net of cash acquired	(200,202)	(2,363)
Net cash used in investing activities	(127,705)	(1,143,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	10,651	12,354
Initial public offering costs	—	(421)
Proceeds from issuance of common stock under the employee stock purchase plan	9,794	7,680
Employee payroll taxes paid related to net share settlement under the employee stock purchase plan	(245)	(977)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	730,207
Purchase of capped call related to convertible senior notes	—	(89,625)
Net cash provided by financing activities	20,200	659,218

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,420)	393

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	61,827	(399,059)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	228,711	601,189
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$290,538	$202,130

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$939	$186

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$1,250	$315
Stock-based compensation included in capitalized software development costs	$6,762	$1,521
Vesting of early exercised options	$533	$883
Issuance of restricted shares of common stock for the acquisition of businesses	$51,501	$5,169
Acquisition holdback	$1,195	$1,500

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$286,966	$198,523
Restricted cash	3,572	3,607
Total cash, cash equivalents and restricted cash	$290,538	$202,130
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Description of Business
Datadog, Inc. (“Datadog” or the “Company”) was incorporated in the State of Delaware on June 4, 2010. The Company is the monitoring and analytics platform for developers, IT operations teams and business users in the cloud age. The Company’s SaaS platform integrates and automates infrastructure monitoring, application performance monitoring, log management and security monitoring to provide unified, real-time observability of its customers’ entire technology stack. The Company is headquartered in New York City and has various other global office locations.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include the fair value of marketable securities, the allowance for credit losses, the fair value of acquired assets and assumed liabilities from business combinations, useful lives of property, equipment, software and finite lived intangibles, stock-based compensation, valuation of long-lived assets and their recoverability, including goodwill, the incremental borrowing rate for operating leases, estimated expected period of benefit for deferred contract costs, fair value of the liability component of the convertible debt, realization of deferred tax assets and uncertain tax positions, revenue recognition and the allocation of overhead costs between cost of revenue and operating expenses. The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from these estimates.
Accounting Pronouncements Recently Adopted
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU No. 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity. Among other changes, ASU No. 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such convertible debt instruments. Similarly, the debt discount, that is equal to the carrying value of the embedded conversion feature upon issuance, will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities. Additionally, ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis. The Company early adopted ASU No. 2020-06 on January 1, 2021, using the modified retrospective basis. Adoption resulted in a $16.8 million decrease to the opening balance of accumulated deficit, a $173.1 million decrease to the opening balance of additional paid-in capital and a $156.3 million increase to the opening balance of Convertible senior notes, net on the condensed consolidated balance sheet.

3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$917,016	$340	$(296)	$917,060
Certificates of deposit	23,997	21	—	24,018
U.S. government treasury securities	67,792	62	(22)	67,832
Commercial paper	171,205	45	—	171,250
Marketable securities	$1,180,010	$468	$(318)	$1,180,160

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$926,836	$1,157	$(143)	$927,850
Certificates of deposit	47,214	43	(1)	47,256
U.S. government treasury securities	108,092	203	(1)	108,294
Commercial paper	209,111	32	(11)	209,132
Marketable securities	$1,291,253	$1,435	$(156)	$1,292,532
As of September 30, 2021, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$678,149
Due in one year through five years	502,011
Total	$1,180,160
The Company does not believe that any unrealized losses are attributable to credit-related factors based on its evaluation of available evidence. To determine whether a decline in value is related to credit loss, the Company evaluates, among other factors: the extent to which the fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency and any adverse conditions specifically related to an issuer of a security or its industry. Unrealized gains and losses on marketable securities are presented net of tax.

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$259,957	$—	$—	$259,957
Corporate debt securities	—	1,115	—	1,115
Marketable Securities:
Corporate debt securities	—	917,060	—	917,060
Certificates of deposit	—	24,018	—	24,018
U.S. government treasury securities	—	67,832	—	67,832
Commercial paper	—	171,250	—	171,250
Total financial assets	$259,957	$1,181,275	$—	$1,441,232

	Fair Value Measurement as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$181,743	$—	$—	$181,743
Commercial paper	—	25,195	—	25,195
Marketable Securities:
Corporate debt securities	—	927,850	—	927,850
Certificates of deposit	—	47,256	—	47,256
U.S. government treasury securities	—	108,294	—	108,294
Commercial paper	—	209,132	—	209,132
Total financial assets	$181,743	$1,317,727	$—	$1,499,470
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

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Computers and equipment	$14,960	$11,490
Furniture and fixtures	5,809	5,087
Leasehold improvements	21,329	17,639
Capitalized software development costs	75,970	48,502
Total property and equipment	$118,068	$82,718
Less: accumulated depreciation and amortization	(49,248)	(35,521)
Total property and equipment, net	$68,820	$47,197
The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $4.7 million and $13.1 million for the three and nine months ended September 30, 2021, respectively. Depreciation and amortization expense was approximately $3.7 million and $10.7 million for the three and nine months ended September 30, 2020, respectively.
6. Acquisitions, Intangible Assets and Goodwill
2021 Acquisitions
In April 2021, the Company entered into a Stock Purchase Agreement whereby the Company acquired all of the issued and outstanding shares of a SaaS based security platform company. The consideration was approximately $219.4 million, comprising cash and Class A common stock. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and accordingly, the total fair value of the purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The total preliminary purchase price allocated to intangible assets and goodwill was $12.0 million and $204.3 million, respectively. The resulting goodwill is not deductible for income tax purposes. Intangible assets consisted of developed technology in the amount of $8.7 million and customer relationships in the amount of $3.3 million. The useful life for developed technology and customer relationships are three and four years, respectively. Additionally, there was a one-time severance charge of $1.3 million recorded on the acquisition date.

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

Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$12,860	$(2,965)	$9,895	3 years
Customer relationships	3,300	(392)	2,908	4 years
Total	$16,160	$(3,357)	$12,803

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$3,331	$(1,262)	$2,069	3 years
Intangible amortization expense was approximately $1.5 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $3.0 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2021	$1,278
2022	5,066
2023	4,544
2024	1,688
2025	227
Total	$12,803
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2020	$17,609
Foreign currency translation adjustments	(476)
2021 acquisitions	238,602
Balance as of September 30, 2021	$255,735
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
During the three months ended September 30, 2021, the conditional conversion feature of the 2025 Notes was triggered as the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter ended September 30, 2021 was greater than or equal to 130% of the conversion price on each applicable trading day. Therefore the 2025 Notes are convertible, in whole or in part, at the option of the holders between October 1, 2021 through December 31, 2021. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.

When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. As of September 30, 2021, the 2025 Notes were classified as long-term debt on the Company's condensed consolidated balance sheet.
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
On January 1, 2021 the Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. As a result of the adoption, the debt conversion option of $177.2 million and debt issuance costs of $4.1 million previously attributable to the equity component are no longer presented in equity. Similarly, the debt discount, that is equal to the carrying value of the embedded conversion feature upon issuance, is no longer amortized into income as interest expense over the life of the instrument. This resulted in a $16.8 million decrease to the opening balance of accumulated deficit, a $173.1 million decrease to the opening balance of additional paid-in capital and a $156.3 million increase to the opening balance of convertible senior notes, net on the condensed consolidated balance sheet.
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	September 30, 2021	December 31, 2020
Convertible senior notes, net:
Principal	$747,500	$747,500
Unamortized debt discount (1)	—	(159,547)
Unamortized debt issuance costs (1)	(12,857)	(12,089)
Net carrying amount	$734,643	$575,864
Equity component (1)	$—	$173,070

1)As noted above, December 31, 2020 amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.
As of September 30, 2021, the total estimated fair value of the 2025 Notes was approximately $1,237.1 million. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates.
The following table sets forth the interest expense related to the 2025 Notes for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (1)	2021	2020 (1)
Contractual interest expense	$234	$234	$701	$306
Amortization of debt discount	—	7,589	—	9,929
Amortization of issuance costs	838	473	2,510	617
Total	$1,072	$8,296	$3,211	$10,852

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

8. Commitments and Contingencies

Non-cancelable Material Commitments—During the nine months ended September 30, 2021, other than certain non-cancelable operating leases described in Note 9, Leases, there have been no other material changes outside the ordinary course of business to the Company's contractual obligations and commitments from those disclosed in the Annual Report.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three and nine months ended September 30, 2021 and 2020.
Legal Matters—The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position or results of operations.
Indemnification—The Company enters into indemnification provisions under some agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations in connection with the indemnification provisions have not been material.
9. Leases
The Company has entered into various non-cancelable operating leases for its facilities expiring between 2021 and 2030. Certain lease agreements contain an option for the Company to renew a lease for a term of up to four years or an option to terminate a lease early within two years. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.
The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost(1)	$5,245	$4,252	$14,765	$12,322
Short-term lease cost	1,075	867	2,528	2,763

1)Includes non-cash lease expense of $4.5 million and $3.4 million for the three months ended September 30, 2021 and 2020, respectively, and $12.6 million and $10.0 million for the nine months ended September 30, 2021 and 2020, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities	$14,878	$10,622
Operating lease assets obtained in exchange for new lease liabilities	17,476	11,581

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2021	$5,063
2022	23,813
2023	20,928
2024	4,938
2025	5,203
2026 and beyond	21,638
Total lease payments	$81,583
Less: imputed interest	(8,969)
Present value of lease liabilities	$72,614
As of September 30, 2021, the Company had one additional operating lease that is set to commence in the fourth quarter of 2021, which is excluded from the table above. The one additional lease has total undiscounted future payments of $4.2 million with a lease term of 8.3 years.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

September 30, 2021
Weighted-average remaining lease term (years)	4.7
Weighted-average discount rate	4.68%
10. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America	$192,269	$114,679	$503,356	$320,166
International	78,219	39,996	199,230	105,769
Total	$270,488	$154,675	$702,586	$425,935
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
Revenue recognized during the three months ended September 30, 2021 and 2020, which was included in the deferred revenue balances at the beginning of each such period, was $131.6 million and $73.3 million, respectively. Revenue recognized during the nine months ended September 30, 2021 and 2020 that was included in the deferred revenue balances at the beginning of each such period was $192.4 million and $121.0 million, respectively.
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of September 30, 2021 and December 31, 2020, the aggregate transaction price allocated to remaining performance obligations was $718.6 million and $434.1 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Accounts Receivable
Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. During the nine months ended September 30, 2021 and 2020, the Company charged $1.2 million and $0.9 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of September 30, 2021 and December 31, 2020, unbilled accounts receivable of approximately $35.1 million and $20.1 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.
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
Deferred contract costs on the Company’s condensed consolidated balance sheets were $55.4 million and $40.4 million as of September 30, 2021 and December 31, 2020, respectively. Amortization expense was $4.7 million and $2.7 million for the three months ended September 30, 2021 and 2020, respectively, and was $12.6 million and $7.3 million for the nine months ended September 30, 2021 and 2020, respectively.
The following table represents a rollforward of the Company’s deferred contract costs (in thousands):

Amount
Balance as of December 31, 2020	$40,388
Additions to deferred contract costs	27,610
Amortization of deferred contract costs	(12,557)
Balance as of September 30, 2021	$55,441
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
During the three and nine months ended September 30, 2021, 14,363,180 shares and 32,379,252 shares of Class B common stock were converted into Class A common stock, respectively.
As of September 30, 2021, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 255,875,718 shares of Class A common stock and 56,025,741 shares of Class B common stock were issued and outstanding.
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”).  In connection with the Company's initial public offering of Class A common stock (the "IPO"), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the

2012 Plan at that time were transferred to the 2019 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and performance-based and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants and advisors of the Company. As of September 30, 2021, there were 55,390,029 shares available for grant under the 2019 Plan.
Stock Options
The following table summarizes the Company’s stock option activity and weighted-average exercise prices:

	Number Of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance outstanding—December 31, 2020	27,068,323	$3.31	6.7	$2,575,069
Options granted	—	—
Options exercised	(4,246,592)	2.51
Options forfeited or expired	(495,782)	6.84
Balance outstanding—September 30, 2021	22,325,949	$3.38	5.8	$3,080,305
Ending Exercisable—September 30, 2021	16,428,418	$1.98	5.2	$2,289,558
As of September 30, 2021, there were 33,421 shares of Class A common stock and 22,292,528 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2020, there were 34,759 shares of Class A common stock and 27,033,564 shares of Class B common stock issuable upon the exercise of options outstanding.
Total compensation cost related to unvested options not yet recognized was approximately $37.8 million and $60.6 million as of September 30, 2021 and December 31, 2020, respectively. The weighted-average period over which this compensation cost related to unvested employee options will be recognized is 1.5 years and 2.0 years as of September 30, 2021 and December 31, 2020, respectively.
There were no options granted during the nine months ended September 30, 2021. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2020 was $16.55. The Company received approximately $10.7 million and $12.4 million in cash proceeds from options exercised during the nine months ended September 30, 2021 and 2020, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was approximately $434.1 million and $443.4 million, respectively. The aggregate fair value of options vested during the nine months ended September 30, 2021 and 2020 was $21.5 million and $19.6 million, respectively.
Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. The Company has recorded liabilities related to early exercises of options for 63,000 and 438,750 shares of Class B common stock as of September 30, 2021 and December 31, 2020, respectively.

Restricted Stock Units and Restricted Stock Awards
The following table summarizes the activity for the Company’s unvested RSUs:

	Shares	Weighted- Average Fair Value
Balance—December 31, 2020	5,166,720	$59.50
Awarded	3,866,023	105.73
Vested	(1,133,572)	50.59
Forfeited/canceled	(668,835)	63.59
Unvested and outstanding—September 30, 2021	7,230,336	$85.23
The Company granted 244,445, 96,210, 117,538 and 245,761 restricted shares of Class A common stock in November 2019, June 2020, February 2021 and April 2021, respectively, in connection with acquisitions which are subject to service-based vesting conditions over approximately four years.
Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $585.3 million and $281.5 million as of September 30, 2021 and December 31, 2020, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares will be recognized is 3.1 years and 3.4 years as of September 30, 2021 and December 31, 2020, respectively.
Employee Stock Purchase Plan
In September 2019, the Board adopted and approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on the date of the final prospectus for the IPO (the “Final Prospectus”). As of September 30, 2021, 12,142,034 shares of Class A common stock remain available for grant under the ESPP.
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
The Company recognized $2.1 million and $5.7 million of stock-based compensation expense related to the ESPP during the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, $8.7 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. During the nine months ended September 30, 2021, the Company issued 139,649 shares of Class A common stock under the ESPP.
Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company recognizes and measures compensation expense for all stock-based payment awards granted to employees, directors and nonemployees based on the fair value of the awards on the date of grant. The determination of the grant date fair value using an option-pricing model is affected by the estimated fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The fair value of RSUs is determined by the closing price on the date of grant of the Company’s Class A common stock, as reported on the Nasdaq Global Select Market. The Company estimates the fair value of the rights to acquire stock under the ESPP using the Black-Scholes option-pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period and account for forfeitures as they occur.

Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$1,427	$529	$2,957	$1,167
Research and development	27,239	10,173	64,947	24,723
Sales and marketing	9,739	6,068	23,355	13,683
General and administrative	5,590	3,946	16,112	10,037
Stock-based compensation, net of amounts capitalized	43,995	20,716	107,371	49,610
Capitalized stock-based compensation expense	2,550	1,220	6,762	1,521
Total stock-based compensation expense	$46,545	$21,936	$114,133	$51,131
12.Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$4,830	$6,585	$15,970	$14,734
Other income, net	210	550	135	470
Interest income and other income, net	$5,040	$7,135	$16,105	$15,204
13.Income Taxes
The Company has an effective tax rate of (15.04)% and (4.09)% for the three months ended September 30, 2021 and 2020, respectively, and (3.56)% and (18.88)% for the nine months ended September 30, 2021 and 2020, respectively. The Company has incurred U.S. operating losses and has minimal profits in its foreign jurisdictions.
The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve deemed immaterial for each of the nine months ended September 30, 2021 and 2020. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.
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
On December 21, 2020, Congress passed the Consolidated Appropriations Act, 2021. The act includes the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the COVID-related Tax Relief Act of 2020, both of which extend many credits and other COVID-19 relief, among other extenders. The Company evaluated the provisions of the Consolidated Appropriations Act, including but not limited to the Employee Retention Credit extension, the extension for the IRC Section 45S credit for paid family and medical leave, and the provision allowing a full deduction for certain business meals, and determined that there was no material impact for the three and nine months ended September 30, 2021.

On March 11, 2021, the American Rescue Plan was enacted, which extends the period companies can claim an Employee Retention Credit, extends the IRC Section 162(m) limit on deductions for publicly traded companies, and repeals the election that allows US affiliate groups to allocate interest expense on a worldwide basis, among other provisions. The Company reviewed the provisions of the new law and determined it has no material impact for the three and nine months ended September 30, 2021.
14.Net Loss Per Share
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
Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the conversion of Class B common stock is assumed in the computation of the diluted net loss per share of Class A common stock, the undistributed earnings are equal to net loss for that computation.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Basic net loss per share:	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(4,338)	$(1,146)	$(9,773)	$(5,377)	$(21,287)	$(6,627)	$(4,257)	$(4,130)
Denominator:
Weighted-average shares used in calculating net loss per share, basic	245,431	64,816	195,176	107,378	234,969	73,146	151,806	147,299
Basic net loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.05)	$(0.09)	$(0.09)	$(0.03)	$(0.03)
Diluted net loss per share:
Numerator:
Allocation of distributed net loss for basic computation	$(4,338)	$(1,146)	$(9,773)	$(5,377)	$(21,287)	$(6,627)	$(4,257)	$(4,130)
Reallocation of undistributed net loss as a result of conversion of Class B to Class A shares	(1,146)	—	(5,377)	—	(6,627)		(4,130)	—
Allocation of undistributed loss	$(5,484)	$(1,146)	$(15,150)	$(5,377)	$(27,914)	$(6,627)	$(8,387)	$(4,130)
Denominator:
Number of shares used in basic calculation	245,431	64,816	195,176	107,378	234,969	73,146	151,806	147,299
Weighted-average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	64,816	—	107,378	—	73,146	—	147,299	—
Number of shares used in diluted calculation	310,247	64,816	302,554	107,378	308,115	73,146	299,105	147,299
Diluted net loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.05)	$(0.09)	$(0.09)	$(0.03)	$(0.03)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of September 30,
	2021	2020
Shares subject to outstanding stock options and RSUs	29,556	32,972
Unvested early exercised stock options and restricted shares of common stock	903	919
Shares subject to the employee stock purchase plan	169	131
Shares issuable upon conversion of the convertible senior notes	8,098	—
Total	38,726	34,022
ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Accounting Policies Recently Adopted for more information. During the three months ended September 30, 2021, the conditional conversion feature of the 2025 Notes was triggered and the 2025 Notes are convertible, in whole or in part, at the option of the holders between October 1, 2021 through December 31, 2021. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the 2025 Notes on diluted net income per share; however, since the Company is in a net loss position, there was no dilutive effect during any period presented.
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

As of September 30, 2021, we had $290.5 million in cash, cash equivalents and restricted cash and $1,180.2 million in marketable securities. We generated revenue of $270.5 million and $154.7 million in the three months ended September 30, 2021 and 2020, respectively, representing year-over-year growth of 75%. For the nine months ended September 30, 2021 and 2020, our revenue was $702.6 million and $425.9 million, respectively, representing year-over-year growth of 65%. Substantially all of our revenue is subscription software sales. Our net loss was $(5.5) million and $(15.2) million for the three months ended September 30, 2021 and 2020, respectively, and $(27.9) million and $(8.4) million for the nine months ended September 30, 2021 and 2020, respectively. We generated operating cash flow of $170.8 million and $85.3 million in the nine months ended September 30, 2021 and 2020, respectively. Our free cash flow was $143.8 million and $66.6 million in the nine months ended September 30, 2021 and 2020, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” for additional information.

Since December 2019, a novel strain of coronavirus, which we refer to, together with other related strains of coronavirus, as “COVID-19”, has spread across the world, including to the United States and other countries in which we and our customers, partners, suppliers, vendors and other parties with whom we do business operate. The extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on certain developments, including the duration and spread of the outbreak, especially in light of the emergence of new variant strains of COVID-19, its impact on industry events, and its effect on our customers, partners, suppliers and vendors and other parties with whom we do business, and the availability, distribution and acceptance of vaccines, all of which are uncertain and cannot be predicted at this time. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and employee work locations and cancelling or holding virtually Datadog marketing events. We are continuing to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our business operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, vendors and stockholders. The extent to which the COVID-19 pandemic may impact our results of operations and financial condition remains uncertain. In addition, due to our subscription model, the effect of the COVID-19 pandemic, if any, may not be fully reflected in our results of operations until future periods.

Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of September 30, 2021, we had approximately 17,500 customers spanning organizations of a broad range of sizes and industries, compared to approximately 13,100 as of September 30, 2020. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.
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

Expanding Within Our Existing Customer Base

Our base of customers represents a significant opportunity for further sales expansion. As of September 30, 2021, we had 1,800 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 82% of our ARR, up from 1,082 customers as of September 30, 2020, representing 77% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. We updated the definition of MRR as of the quarter ended September 30, 2021 to capture usage from subscriptions with committed contractual amounts and applied this change retroactively. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of each of September 30, 2021 and 2020, our dollar-based net retention rate was above 130%. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the dollar-based net retention rate.
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
Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have proven initial success of our platform approach, through expansion beyond our initial infrastructure monitoring solution, to include APM in 2017, logs in 2018, user experience and network performance monitoring in 2019 and our security platform in 2020. As of September 30, 2021, approximately 77% of our customers were using more than one product, up from approximately 71% a year earlier. We believe these metrics indicate strong momentum in the uptake of our newer platform products.
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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 28% and 25% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in Europe, the Middle East, Africa and in the Asia Pacific region. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we have sales presence internationally, including in Dublin, London, Amsterdam, Paris, Singapore, Sydney, Seoul and Tokyo.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense and sales commissions. Operating expenses also include overhead costs for facilities and shared IT related expenses, including depreciation expense.
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
Sales and Marketing
Sales and marketing expense consists primarily of personnel costs for our sales and marketing organization, costs of general marketing and promotional activities, including the free tier and free introductory trials of our products, travel-related expenses, amortization of acquired customer relationships and allocated overhead costs. Sales commissions earned by our sales force are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be four years. We expect that our sales and marketing expense will increase in absolute dollars as we expand our sales and marketing efforts.
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
We have incurred, and expect to continue to incur, additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations and increased expenses for insurance, investor relations and professional services. We expect that our general and administrative expense will increase in absolute dollars as our business grows.
Other Income (Loss), Net
Other income (loss), net consists of interest income, primarily due to income earned on money market funds included in cash and cash equivalents and on marketable securities, partially offset by interest expense due on the 2025 Notes and amortization of premiums on our marketable securities.
Provision for Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We recorded a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$270,488	$154,675	$702,586	$425,935
Cost of revenue (1)(2)(4)	63,332	33,984	167,096	89,340
Gross profit	207,156	120,691	535,490	336,595
Operating expenses
Research and development (1)(3)(4)	112,675	56,440	286,720	142,928
Sales and marketing (1)(2)(3)(4)	75,827	57,142	210,592	153,626
General and administrative (1)(3)(4)	23,549	16,376	65,789	44,876
Total operating expenses	212,051	129,958	563,101	341,430
Operating loss	(4,895)	(9,267)	(27,611)	(4,835)
Other income (loss):
Interest expense (5)	(4,912)	(12,423)	(15,448)	(17,424)
Interest income and other income, net	5,040	7,135	16,105	15,204
Other income (loss), net	128	(5,288)	657	(2,220)
Loss before provision for income taxes	(4,767)	(14,555)	(26,954)	(7,055)
Provision for income taxes	(717)	(595)	(960)	(1,332)
Net loss	$(5,484)	$(15,150)	$(27,914)	$(8,387)
_________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$1,427	$529	$2,957	$1,167
Research and development	27,239	10,173	64,947	24,723
Sales and marketing	9,739	6,068	23,355	13,683
General and administrative	5,590	3,946	16,112	10,037
Total	$43,995	$20,716	$107,371	$49,610
_________________
(2)Includes amortization of acquired intangibles expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$1,311	$274	$2,574	$668
Sales and marketing	229	$—	392	$—
Total	$1,540	$274	$2,966	$668

_________________
(3) Includes non-cash benefit related to tax adjustment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$—	$—	$—	$(2,729)
Sales and marketing	—	—	—	(449)
General and administrative	—	—	—	(2,383)
Total	$—	$—	$—	$(5,561)
_________________
(4) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$62	$32	$253	$154
Research and development	1,523	418	5,395	1,877
Sales and marketing	1,275	1,354	5,230	3,014
General and administrative	520	282	838	552
Total	$3,380	$2,086	$11,716	$5,597
_________________
(5) Includes amortization of issuance costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Interest expense	$838	$8,062	$2,510	$10,546
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%	100%
Cost of revenue	23	22	24	21
Gross profit	77	78	76	79
Operating expenses
Research and development	42	36	41	34
Sales and marketing	28	37	30	36
General and administrative	9	11	9	11
Total operating expenses	78	84	80	80
Operating loss	(2)	(6)	(4)	(1)
Other income (loss):
Interest expense	(2)	(8)	(2)	(4)
Interest income and other income, net	2	5	2	4
Other income (loss), net	0	(3)	0	0
Loss before provision for income taxes	(2)	(9)	(4)	(2)
Provision for income taxes	0	0	0	0
Net loss	(2)%	(10)%	(4)%	(2)%
_________________
(1)Certain items may not total due to rounding.

Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue	$270,488	$154,675	$115,813	75%
Revenue increased by $115.8 million, or 75%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Approximately 70% of the increase in revenue was attributable to growth from existing customers, and the remaining 30% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenue	$63,332	$33,984	$29,348	86%
Gross margin	77%	78%
Cost of revenue increased by $29.3 million, or 86%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to an increase of $24.5 million in third-party cloud infrastructure hosting and software costs, an increase of $2.3 million in personnel expenses as a result of increased headcount and an increase of $1.4 million in depreciation and amortization.
Our gross margin decreased by 1% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily as a result of increased spend with our third-party cloud infrastructure providers.
Research and Development

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Research and development	$112,675	$56,440	$56,235	100%
Percentage of revenue	42%	36%
Research and development expense increased by $56.2 million, or 100%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to an increase of $40.0 million in personnel costs for our engineering, product and design teams as a result of increased headcount, an increase of $13.9 million in cloud hosting costs and an increase of $1.7 million in overhead costs.
Sales and Marketing

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Sales and marketing	$75,827	$57,142	$18,685	33%
Percentage of revenue	28%	37%
Sales and marketing expense increased by $18.7 million, or 33%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to an increase of $17.2 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel.

General and Administrative

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
General and administrative	$23,549	$16,376	$7,173	44%
Percentage of revenue	9%	11%
General and administrative expense increased by $7.2 million, or 44%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to an increase of $5.5 million in personnel costs as a result of increased headcount and an increase of $0.3 million related to information system and services costs.
Other Income (Loss), Net

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Other income (loss), net	$128	$(5,288)	$5,416	102%
Percentage of revenue	0%	(3)%
Other income (loss), net increased by $5.4 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to a decrease of $7.2 million in interest expense related to our 2025 Notes. The overall increase was partially offset by a decrease of $1.6 million in interest income earned on our investments.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue	$702,586	$425,935	$276,651	65%
Revenue increased by $276.7 million, or 65%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Approximately 70% of the increase in revenue was attributable to growth from existing customers, and the remaining 30% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenue	$167,096	$89,340	$77,756	87%
Gross margin	76%	79%
Cost of revenue increased by $77.8 million, or 87%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to an increase of $67.4 million in third-party cloud infrastructure hosting and software costs, an increase of $5.5 million in personnel expenses as a result of increased headcount, an increase of $2.7 million of depreciation and amortization and an increase of $1.9 million of credit card processing fees and allocated overhead costs.

Our gross margin decreased 3% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily as a result of increased investments to expand the capacity of our third-party cloud infrastructure providers.
Research and Development

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Research and development	$286,720	$142,928	$143,792	101%
Percentage of revenue	41%	34%
Research and development expense increased by $143.8 million, or 101%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to an increase of $104.9 million in personnel costs for our engineering, product and design teams as a result of increased headcount and acquisition-related service costs and an increase of $35.9 million in cloud hosting costs.
Sales and Marketing

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Sales and marketing	$210,592	$153,626	$56,966	37%
Percentage of revenue	30%	36%
Sales and marketing expense increased by $57.0 million, or 37%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to an increase of $49.9 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $5.9 million in marketing and promotional activities.
General and Administrative

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
General and administrative	$65,789	$44,876	$20,913	47%
Percentage of revenue	9%	11%
General and administrative expense increased by $20.9 million, or 47%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to an increase of $16.3 million in personnel expenses as a result of increased headcount and an increase of $2.1 million related to other costs and allocated overhead costs to support the growing business.
Other Income (Loss), Net

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Other income (loss), net	$657	$(2,220)	$2,877	130%
Percentage of revenue	0%	0%
Other income (loss), net increased by $2.9 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the increase was primarily due to a decrease of $7.6 million in interest expense related to our 2025 Notes. The overall increase was partially offset by a $5.7 million increase in the amortization of premiums on our marketable securities.
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
As of September 30, 2021, we had $287.0 million in cash and cash equivalents and $1,180.2 million in marketable securities.
Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of commercial debt securities, certificates of deposit, U.S. government treasury and commercial paper.
We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of our platform and the current uncertainty in the global markets resulting from the ongoing COVID-19 pandemic on our customers’ businesses and operations. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
A substantial source of our cash from operations is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which will be recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2021, we had deferred revenue of $304.2 million, of which $301.0 million was recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash provided by operating activities	$170,752	$85,263
Cash used in investing activities	(127,705)	(1,143,933)
Cash provided by financing activities	20,200	659,218
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
Cash provided by operating activities for the nine months ended September 30, 2021 of $170.8 million was primarily related to our net loss of $27.9 million, adjusted for non-cash charges of $164.4 million and net cash inflows of $34.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment, amortization of acquired intangibles, amortization of discounts or premiums on marketable securities, non-cash lease expense, amortization of deferred contract costs and amortization of issuance costs related to our 2025 Notes. The main drivers of the changes in operating assets and liabilities were related to a $94.9 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, a $12.4 million increase in accounts payable and a $19.2 million increase in accrued expenses and other liabilities. These amounts were partially offset by a $61.9 million increase in accounts receivable, due to increases in sales, $27.6 million increase in deferred contract costs related to commissions paid on new bookings, a $0.9 million increase in prepaid expenses and other current assets, primarily driven by prepaid rent and a $1.8 million increase in other assets.
Cash provided by operating activities for the nine months ended September 30, 2020 of $85.3 million was primarily related to our net loss of $8.4 million, adjusted for non-cash charges of $96.9 million and net cash outflows of $3.2 million used in changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and amortization of acquired intangibles. The main drivers of the changes in operating assets and liabilities were related to a $21.3 million increase in accounts receivable, net, due to increases in sales, a $15.8 million increase in deferred contract costs related to commissions paid on new bookings, a $6.8 million increase in prepaid expenses and other current assets, primarily driven by prepaid hosting services and a $0.6 million increase in other assets. These amounts were partially offset by a $28.0 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, a $6.4 million increase in accounts payable and a $6.9 million increase in accrued expenses and other liabilities.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2021 was $127.7 million and was primarily the result of investment in marketable securities of $897.4 million, a $19.4 million increase in capitalization of software development costs, a $7.6 million increase in capital expenditures to purchase property and equipment to support office space and site operations and $200.2 million paid for acquisitions. These amounts were partially offset by proceeds of $935.7 million and $61.1 million from the maturities and sales of marketable securities, respectively.
Cash used in investing activities for the nine months ended September 30, 2020 was $1,143.9 million and was primarily the result of investment in marketable securities of $1,477.1 million, a $14.4 million increase in the capitalization of software development costs, a $4.3 million increase in capital expenditures to purchase property and equipment to support additional office space and site operations and $2.4 million paid for an acquisition. These amounts were partially offset by proceeds of $268.5 million and $85.7 million from the maturities and sales of marketable securities, respectively.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2021 was $20.2 million and was primarily the result of proceeds from the issuance of Class A common stock under the ESPP in the amount of $9.8 million and proceeds from the exercise of stock options in the amount of $10.7 million. These amounts were partially offset by $0.2 million of taxes paid in connection with the ESPP.
Cash provided by financing activities for the nine months ended September 30, 2020 was $659.2 million and was primarily attributable to proceeds from the issuance of the 2025 Notes in the amount of $730.2 million, net of issuance costs, proceeds from the issuance of Class A common stock under the ESPP in the amount of $7.7 million and proceeds from the exercise of stock options in the amount of $12.4 million. These amounts were partially offset by an $89.6 million purchase of the capped call in connection with the issuance of the 2025 Notes, $1.0 million of taxes paid in connection with the ESPP and $0.4 million of the initial public offering, or IPO, costs.
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
The following table presents our cash flows for the periods presented and a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$170,752	$85,263
Less: Purchases of property and equipment	(7,551)	(4,336)
Less: Capitalized software development costs	(19,364)	(14,371)
Free cash flow	$143,837	$66,556
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our operating leases, purchase commitments to our cloud hosting providers and other vendors and obligations to pay the 2025 Notes’ coupons and principal.

During the nine months ended September 30, 2021, other than certain non-cancelable operating leases described in Note 9, Leases, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no other material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Interest Rate Risk
As of September 30, 2021, we had $261.1 million in cash equivalents and $1,180.2 million in marketable securities, which consisted of commercial debt, certificates of deposit, U.S. government treasury and agency securities and commercial paper. In addition, we had $3.6 million of restricted cash due to the outstanding letters of credit established in connection with lease agreements for our facilities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of September 30, 2021, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly-owned foreign subsidiaries is the U.S. dollar. All of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, France, Ireland, the United Kingdom, Japan, Australia, Germany, the Netherlands and Spain. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The ongoing COVID-19 pandemic may continue to prevent us or our employees, customers, partners, suppliers or vendors or other parties with whom we do business from conducting certain marketing and other business activities for an indefinite period of time, which could adversely impact our business, financial position and results of operations. Further, in response to the COVID-19 pandemic, including the emergence and spread of new variant strains of COVID-19, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, occupancy limits, vaccination mandates and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur or reoccur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations or those of our customers, partners, suppliers or vendors or other parties with whom we do business. While the rollout of COVID-19 vaccines is ongoing, vaccination rates and the lifting of occupancy and movement restrictions varies from location to location, is evolving, and to varying degrees remains unknown.
In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken measures intended to help minimize the risk of the virus to our employees and the communities in which we participate. These measures included temporarily suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually any Datadog events and discouraging employee attendance at any industry events or in-person work-related meetings. Although we have recently and may continue to selectively reopen certain of our offices and hold in-person meetings and events in compliance with applicable government orders and guidelines, many of our employees continue to work remotely and in-person meetings remain limited. We have a distributed workforce and our employees are accustomed to working remotely and working with others who are working remotely. However, the limitation of in-person meetings could negatively impact our marketing efforts, the length or variability of our sales cycles, our international expansion efforts or the length of our average recruiting cycle for employees across the organization. Further, operational or other challenges could arise as we and our customers, partners, suppliers and vendors and other parties with whom we do business continue to operate via a remote workforce. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.

COVID-19 could also adversely affect workforces, economies and financial markets globally, potentially leading to an economic downturn and a reduction in customer spending on our solutions or an inability for our customers, partners, suppliers or vendors or other parties with whom we do business to meet their contractual obligations. While it is not possible at this time to predict the duration and extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular, the continued spread of COVID-19, especially in light of the emergence of new variant strains of COVID-19, and the measures taken by governments, businesses and other organizations in response to COVID-19, as well as the uncertainty around the duration of business disruptions, the timing of the vaccine rollouts and rates of vaccination could adversely impact our business, financial condition and results of operations. For example, during the second quarter of 2020, we experienced some impact to the rate of usage growth from our existing customers. In addition, we have provided and may continue to provide guidance about our business and future operating results, which is based on certain assumptions, estimates and expectations as of the date such guidance is given. Guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. If we were to revise or fail to meet our announced guidance or expectations of analysts as a result of these factors, the price of our Class A common stock could be negatively affected. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability expand within our existing customer base, acquire new customers, develop and expand our sales and marketing capabilities and expand internationally.

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
Our revenue was $702.6 million, $425.9 million, $603.5 million and $362.8 million for the nine months ended September 30, 2021 and 2020 and the years ended December 31, 2020 and 2019, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We generated net losses of $(27.9) million and $(8.4) million for the nine months ended September 30, 2021 and 2020, respectively. We generated net losses of $(24.5) million and $(16.7) million for the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021, we had an accumulated deficit of $159.3 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
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
Our platform and products involve the storage and transmission of data, including personal information, and security breaches or unauthorized access to our platform and products, or those of our third-party service providers, could result in the loss of our or our customers’ data, litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities. We have previously and may in the future become the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our ability to provide our services. For example, in July 2016 an unidentified third party gained unauthorized access to, and exfiltrated data from, certain of our infrastructure resources, including a database that stored our customers’ credentials for our platform and for third-party integrations. Some of the customer credentials accessed and exfiltrated included confidential and personal information. As a precautionary measure following this event, we reset customer passwords and instructed customers to revoke credentials that had been shared with us. In addition, many of our employees are working remotely due to the COVID-19 pandemic, which may pose additional data security risks (including, for example, an increase in phishing and spam emails we began experiencing during 2020).
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

Because many different security vulnerabilities exist and exploits of such vulnerabilities continue to evolve, we may be unable to anticipate attempted security breaches, react in a timely manner or implement adequate preventative measures. Among other things, our applications, systems, networks, software, other computer assets and physical facilities could be breached or could otherwise malfunction or fail, or the personal or confidential information that we store could be otherwise compromised due to employee error or malfeasance, if, for example, third parties fraudulently induce our employees or our members to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. Additionally, from time to time employees or service providers may inadvertently misconfigure resources or misdirect certain communications, leading to security vulnerabilities or incidents that we must then expend effort and incur expenses to correct.
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
We may have contractual and other legal obligations to notify relevant stakeholders of security incidents. For instance, most jurisdictions have enacted laws, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. Such mandatory contractual and legal disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach, and any failure to provide appropriate notice may violate the terms of our customer contracts. Applicable laws, our contracts, our representations, or industry standards may require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A security breach could lead to claims by our customers, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. Further, there can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

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
Because we recognize a large portion of our revenue ratably over the term of the subscription agreement, any decreases in new subscriptions or renewals in any one period may not be immediately reflected as a decrease in revenue for that period, but could negatively affect our revenue in future quarters. This also makes it difficult for us to rapidly increase our revenue through the sale of additional subscriptions in any period, as revenue is recognized over the term of the subscription agreement. In addition, fluctuations in monthly subscriptions based on usage could affect our revenue on a period-over-period basis. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock would decline substantially, and we could face costly lawsuits, including securities class actions.
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
We believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we continue to grow and expand globally, we may find it difficult to maintain these important aspects of our culture particularly given the ongoing COVID-19 pandemic and remote work arrangements. If we fail to maintain our company culture, our business and competitive position may be harmed.
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
We have legal, contractual and other applicable obligations regarding the protection of confidentiality and appropriate use of personal information, confidential information, and other proprietary information that we, our third-party service providers or other partners process. We are subject to a variety of federal, state, local and international laws, directives and regulations, and industry standards, relating to the collection, use, retention, security, disclosure, transfer and other processing of personal information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and as a result implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

Internationally, nearly every jurisdiction in which we operate has established its own data security and privacy legal framework with which we, our third-party service providers, or our customers must comply. The data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. For example, the General Data Protection Regulation, or GDPR, contains numerous requirements and changes from previously existing law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies.
In addition, European data protection laws including the GDPR also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the parties to the transfer have established a legal basis for the transfer and implemented specific safeguards to protect the transferred personal information. One of the primary mechanisms allowing U.S. companies to import personal information from Europe in compliance with the GDPR has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union, in the “Schrems II” ruling, invalidated the EU-U.S. Privacy Shield framework. The Swiss Federal Data Protection and Information Commissioner also opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the United States. Inability to import personal information from Europe to the United States may decrease demand for our products and services as our customers that are subject to the GDPR may seek alternatives that do not involve personal information transfers out of Europe.
The Schrems II decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, or “SCCs,” can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the SCCs. On June 4, 2021, the European Commission adopted new SCCs under the GDPR for personal data transfers outside the European Economic Area, or EEA. Under this legal mechanism, we may have obligations to conduct transfer impact assessments for such cross-border data transfers and implement additional security measures, which increases the difficulty of selling to European customers and may lead to longer sales cycles. We have relied and expect to continue to rely on the new SCCs, which may require us to expend significant resources to comply with such obligations and, where needed, to update our contractual arrangements. While we have taken steps to mitigate the impact on us with respect to transfers of data, such as implementing SCCs, the efficacy and longevity of these transfer mechanisms remains uncertain.
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

Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, and strict limitations to the processing of personal information, which could increase the cost and complexity of delivering our services and operating our business. Recently, for example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China enacted its Personal Information Protection Law, and Canada introduced the Digital Charter Implementation Act.
If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe or elsewhere. Inability to import personal information from other jurisdictions to the United States may significantly and negatively impact our business operations, including by lowering sales on our platform due to the difficultly of establishing a lawful basis for personal information transfers out of Europe or other jurisdictions, or requiring us to increase our data processing capabilities in Europe or elsewhere at significant expense.
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
Complying with the GDPR, the ePrivacy Regulation, when it becomes effective, and other applicable laws may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance with all applicable laws, we may not be successful in our efforts to achieve compliance either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. While we utilize a data center in the EEA to maintain certain customer data (which may include personal data) originating from the EEA, we may find it necessary to establish additional systems and processes to maintain such data in the EEA, which may involve substantial expense and distraction from other aspects of our business.
Domestic laws in this area are also complex and developing rapidly, and we are, or may become, subject to numerous U.S. data privacy and security laws. In the United States, laws governing data privacy and security include those promulgated under the authority of the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, or CCPA, and other state and federal laws relating to privacy and data security. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personal information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing legal requirements.
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
Because the interpretation and application of many privacy and data protection laws and regulations, along with contractually imposed industry standards are uncertain, it is possible that they may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and platform capabilities. If so, in addition to the possibility of fines, lawsuits, regulatory investigations and imprisonment of company officials, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our products and platform capabilities, any of which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, or contractual obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and contractual obligations that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to these changing laws, regulations, and contractual obligations, our business may be harmed.
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
As of December 31, 2020, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of approximately $263.2 million and $177.5 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2031 for federal purposes and 2028 for state purposes if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Cuts and Jobs Act, or the Tax Act;
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 28% and 25% for the nine months ended September 30, 2021 and 2020, respectively. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of September 30, 2021, approximately 38% of our full-time employees were located outside of the United States, 40% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
The Tax Act, makes broad and complex changes to the U.S. tax code including, among other things, changes to U.S. federal tax rates, imposes additional limitations on the deductibility of interest, has both positive and negative changes to the utilization of future NOL carryforwards, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system.

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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2021, our outstanding shares of Class B common stock represented approximately 69% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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
An active public trading market for our Class A common stock may not continue to develop or be sustained.
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
Further, as of September 30, 2021, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
The conditional conversion feature of the 2025 Notes may adversely affect our financial condition and operating results.
The conditional conversion feature of the 2025 Notes entitles holders of the 2025 Notes to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their 2025 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2025 Notes when these conversion triggers are satisfied, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
(c)Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Datadog, Inc.	8-K	001-39051	3.1	September 23, 2019
3.2	Amended and Restated Bylaws of Datadog, Inc.	S-1/A	333-233428	3.4	August 23, 2019
10.1#	Amended and Restated Non-Employee Director Compensation Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
_________________
# Indicates management contract or compensatory plan, contract or agreement.
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

DATADOG, INC.

Date: November 5, 2021	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2021	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)