Form 10-K
period 2021-12-31
Datadog, Inc.
filed 2022-02-25
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-39051
________________________________________
Datadog, Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________________

Delaware		27-2825503
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
620 8th Avenue,	45th Floor
New York,	NY	10018
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (866) 329-4466
________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	DDOG	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Select Market on June 30, 2021 was approximately $24.47 billion.
As of February 15, 2022, there were 264,288,799 shares of the registrant’s Class A common stock and 49,620,900 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

DATADOG, INC.
2021 ANNUAL REPORT ON FORM 10-K

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
◦The ongoing COVID-19 pandemic and any related economic downturn could negatively impact our business, financial condition and results of operations.
◦Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.
◦Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
◦We have a history of operating losses and may not achieve or sustain profitability in the future.
◦We have a limited operating history, which makes it difficult to forecast our future results of operations.
◦We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
◦Our business depends on our existing customers purchasing additional subscriptions and products from us and renewing their subscriptions. If our customers do not renew or expand their subscriptions with us, our future operating results would be harmed.
◦If we are unable to attract new customers, our business, financial condition and results of operations will be adversely affected.
◦Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.
◦If we or our third-party service providers experience, or are unable to protect against cyber attacks, ransomware, security incidents, or security breaches, or if unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform and information technology systems, then our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities or additional expenses.
◦Interruptions or performance problems associated with our products and platform capabilities may adversely affect our business, financial condition and results of operations.
◦We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition and results of operations could be harmed.
◦If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or to changing customer needs, requirements or preferences, our platform and products may become less competitive.
◦The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition and results of operations could be harmed.
◦The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our executive officers, directors and their affiliates, which will limit the ability of holders of our Class A common stock to influence the outcome of important transactions.

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
•the impact of the COVID-19 pandemic, including variant strains of COVID-19, and responses thereto on our business, financial condition and results of operations;
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
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.
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

MARKET, INDUSTRY AND OTHER DATA
The statistical data, estimates and forecasts referenced throughout this Annual Report on Form 10-K are based on independent industry publications or other publicly available information, as well as information based on our internal sources. While we believe the industry and market data included in this Annual Report on Form 10-K are reliable and are based on reasonable assumptions, these data involve many assumptions and limitations, and you are cautioned not to give undue weight to these estimates. We have not independently verified the accuracy or completeness of the data contained in these industry publications and other publicly available information. None of the industry publications referred to in this Annual Report on Form 10-K were prepared on our or on our affiliates’ behalf or at our expense. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” that could cause results to differ materially from those expressed in these publications and other publicly available information.
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

PART I
Item 1. Business
Overview
Datadog is the monitoring and security platform for cloud applications.
Our SaaS platform integrates and automates infrastructure monitoring, application performance monitoring and log management to provide unified, real-time observability of our customers’ entire technology stack. Datadog is used by organizations of all sizes and across a wide range of industries to enable digital transformation and cloud migration, drive collaboration among development, operations, security and business teams, accelerate time to market for applications, reduce time to problem resolution, secure applications and infrastructure, understand user behavior and track key business metrics.
Software applications are transforming how organizations engage with customers and operate their businesses. Companies across all industries are re-platforming their businesses to cloud infrastructures to enable this digital transformation. Historically, engineering teams have been siloed, making the development of next generation applications in dynamic cloud environments challenging. We started Datadog to break this model and facilitate collaboration among development and operations teams, enabling the adoption of DevOps practices. Since then we have continuously pushed to unify separate tools into an integrated monitoring and analytics platform, readily available to everyone who cares about applications and their impact on business. We continue to broaden our observability platform. Starting in 2020, we began our efforts in cloud security, and in 2021 expanded into developer use cases.
From our founding goal of breaking down silos between Dev and Ops, we set out in 2010 to build a real-time data integration platform to turn chaos from disparate sources into digestible and actionable insights. In 2012, we launched our first use case with infrastructure monitoring, purpose-built to handle increasingly ephemeral cloud-native architectures. This enabled us to be deployed on our customers’ entire cloud IT environments and gave our product broad usage across Dev, Ops and business teams, in turn allowing us to address a bigger set of challenges through our platform. In 2017 we launched our Application Performance Monitoring, or APM, product, designed to be broadly deployed in very distributed, micro-services architectures. In 2018, we were the first to combine the “three pillars of observability” with the introduction of our Log Management product. To allow for full-stack observability, in 2019, we launched user Experience Monitoring and Network Performance Monitoring. In 2020, we extended into security with the launch of Security Monitoring to detect threats in real time, as well as launched Continuous Profiler and Incident Management to enhance workflows and collaboration as incidents occur. In 2021, we launched our Cloud Security Platform, including the launches of Cloud Security Posture Management and Cloud Workload Security. We also launched CI Visibility to bring production-level observability to developers. And we launched Network Device Monitoring for physical network devices, and Database Monitoring to improve database performance. Today, we offer end-to-end monitoring and analytics, powered by a common data model that is extensible for use cases in observability, cloud security, and developer observability.
Our proprietary platform combines the power of metrics, traces, logs, and other data from over 500 integrations to provide a unified view of infrastructure, application performance and the real-time events impacting this performance. Datadog is designed to be cloud agnostic and easy to deploy, with hundreds of out-of-the-box integrations, a built-in understanding of modern technology stacks and extensive customizations. Customers can deploy our platform across their entire infrastructure, making it ubiquitous and a daily part of the lives of developers, operations engineers and business leaders.
We believe that our platform currently addresses a significant portion of the IT Operations Management market. According to Gartner, the IT Operations Management market represents a $53 billion opportunity in 2025. We believe a large portion of this spend is for legacy on-premise and private cloud environments but does not fully include the opportunity in modern multi-cloud and hybrid cloud environments. Our platform is designed to address both legacy and modern environments.
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
•Built for dynamic cloud infrastructures. Our innovative platform was born in the cloud and was built to work with ephemeral cloud technologies such as microservices, containers and serverless computing. Our data model was built to work at cloud scale with highly dynamic data sets and processes more than 10 trillion events a day.
•Simple but not simplistic. Our platform is easy-to-use with out-of-the-box integrations, customizable drag-and-drop dashboards, real-time visualization and prioritized alerting. The platform is deployed in a self-service installation process within minutes, allowing new users to quickly derive value without any specialized training or heavy implementation or customization. It is highly extensible across a wide array of use cases to a broad set of developers, operations engineers, security professionals, product managers, product designers, support staff, and business users. As a result, our platform is integral to business operations and used every day, and our users find increasing value in the solution over time.
•Integrated data platform. We were the first to combine the “three pillars of observability” - metrics, traces, and logs - with the introduction of our log management solution in 2018. Today, our platform combines infrastructure monitoring, application performance monitoring, log management, user experience monitoring, network performance monitoring, database monitoring, security monitoring, incident management, and developer testing and pipeline monitoring in one integrated data platform. This approach increases efficiency by reducing both the expense and friction of attempting to glean insights from disparate systems. We are able to provide a unified view across the IT stack, including infrastructure and application performance, as well as the real-time events impacting performance. Each of our products is integrated and taken together, they provide the ability to view metrics, traces, logs, and other data side-by-side and to perform correlation analysis.
•Built for collaboration. Our platform was built to break down the silos between developers and operations teams in order to help organizations adopt DevOps practices and improve overall business performance. We provide development and operations teams with a common set of tools to develop a joint understanding of application performance and shared insights into the infrastructure supporting the applications. Additionally, our customizable and interactive dashboards can be shared with business teams to provide them with real-time actionable insights. Over time, as the use cases for our platform have expanded, the types of users that we can serve and help to collaborate have expanded as well, to include security professionals, support staff, and business users.
•Cloud agnostic. Our platform is designed to be deployable across all environments, including public cloud, private cloud, on-premise and multi-cloud hybrid environments, allowing organizations to diversify their infrastructure and reduce single vendor dependence.
•Ubiquitous. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Compared to legacy systems that are often used only by a few users in an organization’s IT operations team, Datadog is a daily part of the lives of developers, operations engineers and business leaders.
•Integrates with our customers’ complex environments. We enable development and operations teams to harness the full spectrum of SaaS and open source tools. We have over 500 out-of-the-box integrations with technologies to provide significant value to our customers without the need for professional services. Our integrations provide for comprehensive data point aggregation and consistent, up-to-date, high-quality customer experiences across heterogeneous IT environments as they are fully maintained by Datadog.
•Powered by robust analytics and machine-learning. Our platform ingests massive amounts of data into our unified data warehouse. We develop actionable insights using our advanced analytics capabilities. Our platform's Watchdog capabilities feature artificial intelligence and machine learning that can cross-correlate metrics, traces, logs, and other data to identify outliers and notify users of potential anomalies before they impact the business.
•Scalable. Our SaaS platform is highly scalable and is delivered through the cloud. Our platform is massively scalable, currently monitoring more than tens of trillion events a day and millions of servers and containers at any point in time. We offer secure, easily accessible data retention at full granularity for extensive periods of time, which can provide customers with a complete view of their historical data.

Key Benefits to Our Customers
Organizations of all sizes, in all industries, both private and public, purchase our products for a variety of use cases. As of December 31, 2021, we had approximately 18,800 customers in over 100 countries. Our platform provides the following key benefits to our customers:
•Accelerate digital transformation. We enable customers to take full advantage of the cloud to develop and maintain mission-critical applications with agility and with confidence in the face of increasing business and time pressure and complexity of underlying infrastructure. As a result, our platform helps accelerate innovation cycles, deliver exceptional digital experiences and optimize business performance.
•Reduce time to problem detection and resolution. Using infrastructure, APM, log data, and data from integrations in our unified platform, our customers are able to quickly isolate the root cause of application issues in one place where they otherwise would be required to spend hours trying to investigate using multiple tools. The reduction in mean time to detection and mean time to resolution helps our customers avoid lost revenues and enhance customer experience.
•Improve agility of development, operations, security and business teams. We eliminate the historical silos of development and operations teams and provide a platform that enables efficient and agile development through the adoption of DevOps and DevSecOps. Our platform enables development, operations and security teams to collaborate closely with a shared understanding of data and analytics. This helps them develop a joint understanding of application performance and shared insights into the infrastructure supporting the applications.
•Enable operational efficiency. Our solution is easy to install, which eliminates the need for heavy implementation costs and professional services. We have hundreds of integrations with key technologies, from which our customers can derive significant value, avoiding internal development costs and professional services required to create those integrations. Our customer-centric pricing model is tailored to customers’ desired usage needs. Our platform empowers customers to better understand the operational needs of their applications and IT environments, enabling greater efficiency in resource allocation and spend on cloud infrastructure.
Our Growth Strategies
We intend to pursue the following growth strategies:
•Expand our customer base by acquiring new customers. Our market penetration is low. We believe there is a substantial opportunity to continue to grow our customer base. We intend to drive new customer additions by expanding our sales and marketing efforts in the markets we serve.
•Expand within our existing customer base through broader deployments, new use cases and new product adoption. Our base of approximately 18,800 customers as of December 31, 2021 represents a significant opportunity for further sales expansion. We plan to continue to increase sales within our existing customer base through increased usage of our platform and the cross selling of additional products.
•Expand our technology leadership through continued investment and new products. We intend to invest in expanding the functionality of our current platform and adding capabilities that address new market opportunities. We have a history of continued innovation. For example, in 2017 we launched APM, in 2018 we launched Log Management, in 2019 we launched User Experience Monitoring and Network Performance Monitoring, in 2020 we launched Security Monitoring, Continuous Profiler and Incident Management, and in 2021 we launched Cloud Security Posture Management, Cloud Workload Security, Database Monitoring, and Sensitive Data Scanner.
•Expand our customer base internationally. We believe there is a significant opportunity to continue to expand usage of our platform outside of the United States, as international markets have increased the shift of their IT spend to the cloud.
Our Platform
Our proprietary platform provides real-time insights into software applications and IT infrastructure performance to enable better user experiences, faster problem detection and resolution and smarter, more impactful business decisions. Our platform is modular and includes infrastructure monitoring, application performance monitoring, log management, user experience monitoring, network performance monitoring, cloud security, developer-focused observability, and incident management, as well as a range of shared features such as sophisticated dashboards, advanced analytics, collaboration tools and alerting capabilities. Each of our products is fully capable stand-alone so clients can choose to use different capabilities incrementally or deploy many at once. When deployed together, our products automatically enable cross-correlation, which in turn allows customers to gain greater levels of visibility across their infrastructure and applications to more rapidly troubleshoot problems.
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
The key elements that can be leveraged across our platform:
•Single Pane of Glass. Our ability to provide a unified source of data enables users to access information from a single platform and easily explore multiple data sources. Through a single dashboard and with a common data framework, users are able to access and explore all of the relevant performance data. Users are able to more quickly assess and resolve their issues without having to toggle between multiple products.
•Robust, Deep Data Set. Our client-side collection technology relies on installation of a single agent for metrics, traces, logs, and other data, allowing for a simple, seamless deployment experience for the customers. We ingest massive amounts of complex data and normalize it. The volume of data associated with combining infrastructure, APM and log management provides for a dramatically more robust data set than any of the individual data sources would provide on their own.
•SaaS Platform. Our cloud based multi-tenant SaaS platform allows for real-time ingestion, and analysis of massive amounts of data, without our customers needing to worry about the provisioning, sizing and capacity of their monitoring platform.
•One Data Model. Every piece of data that is ingested by our platform is consistently tagged with metadata regardless of its type. This allows for different kinds of performance data, such as a log event and an application trace, to be queried together, correlated, alerted on, and visualized in a common user interface.
•Cross-Correlation. All of our solutions are integrated and work cohesively to provide a deep level of context and insight into what is occurring in a customer’s IT environment and power faster troubleshooting.
•Out-Of-The-Box, Actionable Insights. From the moment of installation, our platform provides actionable insights through customizable dashboards, predictive analytics, automated correlations, visualizations and alerting.
•High Accuracy Machine-Learning Capabilities and Predictive Capabilities Powered by the Network Effect. Our multi-tenant cloud platform analyzes massive data sets ingested across our customers and their IT environments. It uses machine learning to predict and identify sources of performance or availability issues that customers share due to dependencies on common service providers or third-party services.
•500+ Fully Supported Integrations. We offer more than 500 out-of-the-box integrations including public cloud, private cloud, on-premise hardware, databases and third-party software.
•Automated Alerts. We offer sophisticated real time alerting capabilities in the platform that detects issues, alerts users, and integrates with their service management systems.
Our platform consists of the following products that can be used individually or as a unified solution and includes a Marketplace where customers can access products built by our partners on top of the Datadog platform. Our products include:
•Infrastructure Monitoring. Our Infrastructure Monitoring platform provides real-time monitoring of IT infrastructure across public cloud, private cloud and hybrid environments, as well as in containers and serverless architectures, ensuring performance and availability of applications. All infrastructure data is located in one repository with automatic correlation, regardless of environment size or rate of change, to provide a fulsome view of everything that is occurring across the IT ecosystem.
•Application Performance Monitoring (APM). APM provides full visibility into the health and functioning of applications regardless of the deployment environment. Distributed tracing across microservices, hosts, containers and serverless computing functions allows our customers to gain deep insights into application performance.
•Log Management. Log Management for applications, systems and cloud platforms ingests data, creates indexes and enables querying of logs with visualizations and alerting to provide immediate insight into any performance issues. Logging Without Limits™ decouples the cost of log ingestion from processing, allowing customers to cost effectively collect a massive volume of logs and selectively process those they need to monitor.
•User Experience Monitoring. User experience monitoring brings visibility up the stack to monitor the digital experience of the customer and is comprised of two products – Synthetics and Real User Monitoring, or RUM. Synthetics provides user-experience monitoring of applications and API endpoints via simulated AI-powered user requests to track application performance and ensure uptime. RUM provides analysis and visualization of the performance of front-end applications as experienced by all actual users.
•Continuous Profiler. Continuous Profiler measures code level performance in any environment through an always-on, and low overhead solution. This allows customers to quickly identify and optimize the most resource-consuming parts in application code in order to improve mean time to resolution, enhance user experience and reduce cloud provider cost.
•Database Monitoring. Database Monitoring allows customers to view query metrics and explain plans from all of their databases in a single place. With Database Monitoring, they can quickly pinpoint costly and slow queries and drill into precise execution details to address bottlenecks. Additionally, query and host metric correlation makes it easy to identify and understand the impact of resource constraints on database performance.
•Network Monitoring. Network Monitoring enables the analysis and visualization of the flow of network traffic in cloud-based or hybrid environments. It is very lightweight, allowing customers to monitor the flow of network traffic without sacrificing performance. With the launch of Network Device Monitoring in 2021, our Network Monitoring solution also offers monitoring of network hardware, such as routers, switches, and firewalls. Network Monitoring allows the mapping of full-stack dependencies, and is fully integrated with the Datadog platform.
•Cloud SIEM. Cloud SIEM (Security Information and Event Management) allows customers to detect threats in real time and investigate security signals across metrics, traces, logs, and other data. It provides the full engineering organization, including Dev, Ops, and security teams, visibility into common data sources, in order to better operationalize IT security.
•Cloud Security Posture Management. Cloud Security Posture Management allows customers to assess and visualize the current and historic security posture of their cloud environments, automate audit evidence collection, and catch misconfigurations that leaves their organizations vulnerable to attacks.
•Cloud Workload Security. Cloud Workload Security performs deep, in-kernel analysis of workload activity across customers' hosts and containers to uncover threats. Datadog researches, develops, and packages out-of-the-box threat detection, with the ability to customize security rules.
•Incident Management. Incident management allows users to declare incidents, investigate root cause and dependencies, collaborate around a shared view of the incident, follow to resolution, and auto-generate post-mortem documentations, all within the Datadog platform.
•CI Visibility. CI, or Continuous Integration, Visibility provides deep insight into the health and performance of customers' CI environment. Datadog auto-instruments pipelines and tests, so customers can dive into traces for problematic builds and executions. They can also scope CI data by repository, branch, or commit in order to surface trends and troubleshoot issues. This provides a comprehensive view into CI activity and makes it easier to resolve bottlenecks, reduce CI costs, and deliver better software.
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
We focus our multi-touch marketing efforts on the strength of our product innovation, the value we provide, and our domain expertise. We target the development and IT operations community through our marketing activities, using diverse tactics to connect with prospective customers, such as content marketing, email marketing, events, digital advertising, social media, public relations, partner marketing and community initiatives. We offer prospective customers free trials to help them understand the power of our platform. We also host and present at regional, national, global and virtual events to engage both customers and prospects, deliver product training, share best practices and foster community.
As of December 31, 2021, we had approximately 1,500 employees in our sales and marketing organization, including sales development, field sales, sales engineering, technical solutions, business development, sales operations, sales strategy, customer success and marketing personnel. We intend to continue to invest in our sales and marketing capabilities to capitalize on our market opportunity.
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
Our research and development team consists of our software engineering, product management, development and site reliability engineering teams. As of December 31, 2021, we had approximately 1,400 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform and products.
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
Our unified platform combines functionality from numerous traditional product categories, and hence we compete in each of these categories with different vendors:
•With respect to on-premise infrastructure monitoring, we compete with diversified technology companies and systems management vendors including IBM, Microsoft Corporation, and SolarWinds Corporation.
•With respect to APM, we compete with Cisco Systems, Inc., New Relic, Inc. and Dynatrace Software Inc.
•With respect to Log Management, we compete with Splunk Inc. and Elastic N.V.

•With respect to Cloud monitoring, we compete with native solutions from cloud providers such as Amazon Web Services, or AWS, Microsoft Azure, and Google Cloud Platform, or GCP.
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
Human Capital Management
Headcount
As of December 31, 2021, we had approximately 3,200 employees operating across 31 countries. Approximately 39% of our full-time employees as of that date were located outside of the United States, 39% of whom were located in France. In countries in which we operate, such as France, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Culture and Engagement
All of us at Datadog are driven by the desire to deliver a product that our customers love. In order to do that, we strive to create a culture that our employees love; one that promotes a healthy work-life balance, career growth, low drama, and a friendly office culture with plenty of fun activities to ensure our teams remain engaged, productive, and passionate about their roles. To make sure our culture remains positive and strong, we conduct global engagement surveys periodically to gain a better understanding of what is important to our employees. The areas in which we are most successful include employee belief in Datadog's mission and purpose, the transparency and accessibility of our leadership, the strength of our product offerings, and opportunities for employee growth and development.
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
As of December 31, 2021, we own four patents, three allowed patents, six patent applications pending for examination in the United States, three pending PCT applications, and two foreign patents or patent applications. The pending U.S. patent applications, if issued, would be scheduled to expire between 2039 and 2041. Despite our pending U.S. patent applications, there can be no assurance that our patent applications will result in issued patents. As of December 31, 2021, we own five registered trademarks in the United States and eighty-five registered trademarks in various non-U.S. jurisdictions. However, as we have expanded internationally, we have been unable to register or obtain the right to use the Datadog trademark in certain jurisdictions, and as we continue to expand may face similar issues in other jurisdictions.
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

The ongoing COVID-19 pandemic has and may continue to prevent us or our employees, customers, partners, suppliers or vendors or other parties with whom we do business from conducting certain marketing and other business activities for an indefinite period of time, which could adversely impact our business, financial position and results of operations. Further, in response to the COVID-19 pandemic, including the emergence and spread of new variant strains of COVID-19, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, occupancy limits, vaccination mandates and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur or reoccur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations or those of our customers, partners, suppliers or vendors or other parties with whom we do business. While the rollout of COVID-19 vaccines is ongoing, vaccination rates and the lifting of occupancy and movement restrictions varies from location to location, is evolving, and to varying degrees remains unknown.
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
Our revenue was $1,028.8 million, $603.5 million and $362.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We generated net losses of $20.7 million, $24.5 million and $16.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $152.1 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
We have a limited operating history, which makes it difficult to forecast our future results of operations.
We were founded in June 2010. As a result of our limited operating history and the introduction of several new products in recent years, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our products, increasing competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
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
If we or our third-party service providers experience, or are unable to protect against cyber attacks, ransomware, security incidents, or security breaches, or if unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform and information technology systems, then our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities or additional expenses.
We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, and share personal information, confidential information, and other information, necessary to provide our service, to operate our business, for legal and marketing purposes, and for other business-related purposes. We may use third-party service providers and sub-processors to help us deliver services to our customers. These vendors may store or process personal information on our behalf.
Our platform and products involve the storage and transmission of data, including personal information, and security breaches or unauthorized access to our platform, and products, or those of our third-party service providers, could result in the unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to sensitive information including our customers' data. Consequently, we may be subject to significant litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities. We have previously and may in the future become the target of cyber-attacks by third parties seeking unauthorized access to our or our customers' data or to disrupt our ability to provide our services. For example, in July 2016 an unidentified third party gained unauthorized access to, and exfiltrated data from, certain of our infrastructure resources, including a database that stored our customers’ credentials for our platform and for third-party integrations. Some of the customer credentials accessed and exfiltrated included confidential and personal information. As a precautionary measure following this event, we reset customer passwords and instructed customers to revoke credentials that had been shared with us. In addition, many of our employees are working remotely due to the COVID-19 pandemic, which may pose additional data security risks (including, for example, an increase in phishing and spam emails we began experiencing during 2020).
While we have taken steps to protect the confidential and personal information that we have access to, our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers' data on our behalf could be breached, or we could suffer a loss of our or our customers' data. Our ability to monitor our third-party service providers’ data security is limited. Cyber-attacks, computer malware, viruses, employee mistakes or malfeasance, social engineering (including spear phishing and ransomware attacks), and general hacking have become more prevalent in our industry, particularly against cloud services. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, loss of data (including customer data), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Despite the security controls we have in place, such attacks are very difficult to avoid. In addition, we do not directly control content that our customers store in our products. If our customers use our products for the transmission or storage of personal information and our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. In addition, our remediation efforts may not be successful.
We also process, store and transmit our own data as part of our business and operations. This data may include personal, confidential or proprietary information. We may expend significant resources, fundamentally change our business activities and practices, or modify our operations or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. While we have developed systems and processes designed to protect the integrity, confidentiality, and security of our and our customers' data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.
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
We may have contractual and other legal obligations to notify relevant stakeholders of security incidents. For instance, most jurisdictions have enacted laws, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. Such mandatory contractual and legal disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach, and any failure to provide appropriate notice may violate the terms of our customer contracts. Applicable laws, our contracts, our representations, or industry standards may require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A security breach could lead to claims by our customers, or other relevant stakeholders, that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. Further, there can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.
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
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our services and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel internal controls or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition and results of operations may be adversely affected or we may be exposed to unknown risks or liabilities.
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
The success of our platform depends, in part, on its ability to be deployed in a self-service installation process. We currently offer more than 500 out-of-the-box integrations to assist customers in deploying Datadog, and we need to continuously modify and enhance our products to adapt to changes and innovation in existing and new technologies to maintain and grow our integrations. We expect that the number of integrations we will need to support will continue to expand as developers adopt new software platforms, and we will have to develop new versions of our products to work with those new platforms. This development effort may require significant engineering, sales and marketing resources, all of which would adversely affect our business. Any failure of our products to operate effectively with future infrastructure platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, financial condition and results of operations could be adversely affected.
The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition and results of operations could be harmed.
Our unified platform combines functionality from numerous traditional product categories, and hence we compete in each of these categories with home-grown and open-source technologies, as well as a number of different vendors. With respect to on-premise infrastructure monitoring, we compete with diversified technology companies and systems management vendors including IBM, Microsoft Corporation, and SolarWinds Corporation. With respect to APM, we compete with companies including Cisco Systems, Inc., New Relic, Inc. and Dynatrace Software Inc. With respect to log management, we compete with companies including Splunk Inc. and Elastic N.V. With respect to cloud monitoring, we compete with native solutions from cloud providers such as AWS, GCP and Microsoft Azure. In addition, we may increasingly choose to allow these third-party hosting providers to offer our solutions directly through their customer marketplaces. An increasing number of sales through cloud provider marketplaces could reduce both the number of customers with whom we have direct commercial relationships as well as our profit margins on sales made through such marketplaces.
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
Internationally, nearly every jurisdiction in which we operate has established its own data security and privacy legal framework with which we, our third-party service providers, or our customers must comply. The data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. For example, the European Union's General Data Protection Regulation, or EU GDPR, contains numerous requirements and changes from previously existing law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies.
In addition, certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally prohibits the transfer of personal information outside the European Economic Area, or the EEA. In June 2021, the European Commission released a set of Standard Contractual Clauses, or “SCCs,” that can lawfully be used for personal information transfers from Europe to the United States or most other countries. The SCCs require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments and implementing additional security and privacy measures, which increases the difficulty of selling to European customers and may lead to longer sales cycles. While we have taken steps to mitigate the impact on us with respect to transfers of data, such as implementing SCCs, the efficacy and longevity of these transfer mechanisms remains uncertain. Moreover, due to potential legal challenges, there exists some uncertainty as to whether the SCCs will remain a valid transfer mechanism of personal data out of the EEA. In addition, laws in Switzerland and the United Kingdom similarly restrict transfers of personal data outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection.
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

Additionally, European legislative proposals and present laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing. In the EU and the United Kingdom, regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. It is anticipated that the ePrivacy Regulation will replace the current national laws that implement the ePrivacy Directive that governs electronic communications. Outside of Europe, other laws are further regulating targeted advertising, making certain online advertising activities more difficult and subject to additional scrutiny.
Complying with these and other applicable laws may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance with all applicable laws, we may not be successful in our efforts to achieve compliance either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. While we utilize a data center in the EEA to maintain certain customer data (which may include personal data) originating from the EEA, we may find it necessary to establish additional systems and processes to maintain such data in the EEA, which may involve substantial expense and distraction from other aspects of our business.

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
As of December 31, 2021, we had NOL carryforwards for federal and state income tax purposes of approximately $505.4 million and $342.1 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2031 for federal purposes and 2028 for state purposes if not utilized. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under current law, U.S. federal NOLs incurred in taxable years after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs incurred in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. A lack of future taxable income would adversely affect our ability to utilize portions of these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
Our effective tax rate could increase due to several factors, including:

•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Cuts and Jobs Act, or the Tax Act, and federal income tax legislation proposed by Congress;
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 28% for the year ended December 31, 2021. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of December 31, 2021, approximately 39% of our full-time employees were located outside of the United States, 39% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
•more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe and the United Kingdom;
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2021, our outstanding shares of Class B common stock represented approximately 66% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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

Further, as of December 31, 2021, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
If securities or industry analysts cease publishing research or publish unfavorable or inaccurate research about our business, or if we fail to meet or significantly exceed our publicly announced financial guidance or the expectations of analysts or public investors, the market price and trading volume of our Class A common stock could decline.
The market price and trading volume of our Class A common stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If securities or industry analysts cease coverage of us, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by those companies or the expectations of analysts. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations or analysts or public investors, analysts could downgrade or Class A common stock or publish unfavorable research on us. As a result, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.
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
We have incurred significant legal, accounting, insurance, and other expenses as a public company, which we expect to further increase. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. These rules and regulations contribute to increased legal and financial compliance costs and make some activities more time-consuming and costly.

We are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.  Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have hired, and need to continue to hire, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to comply with Section 404.
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
During the fiscal year ended December 31, 2021, the conditional conversion feature of the 2025 Notes was triggered. As a result holders of the 2025 Notes are entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their 2025 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2025 Notes when these conversion triggers are satisfied, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
As of February 15, 2022, there were 52 holders of record of our Class A common stock and 47 holders of record of our Class B common stock.
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
Recent Sales of Unregistered Equity Securities
During the year ended December 31, 2021, we issued 600,176 shares of Class A common stock as consideration in acquisitions. The issuance was deemed exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
The graph below shows a comparison, from September 19, 2019 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2021, of the cumulative total return to stockholders of our Class A common stock relative to the Nasdaq Composite Index, or the Nasdaq Composite, and the Nasdaq Computer Index, or the Nasdaq Computer.

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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the fiscal years ended December 31, 2021 and 2020, and year-to-year comparisons between fiscal 2021 and fiscal 2020. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2019 and year-to-year comparisons between fiscal 2020 and fiscal 2019 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on March 1, 2021.

Overview
Datadog is the monitoring and security platform for cloud applications.

Our SaaS platform integrates and automates infrastructure monitoring, application performance monitoring and log management to provide unified, real-time observability of our customers’ entire technology stack. Datadog is used by organizations of all sizes and across a wide range of industries to enable digital transformation and cloud migration, drive collaboration among development, operations, security and business teams, accelerate time to market for applications, reduce time to problem resolution, secure applications and infrastructure, understand user behavior and track key business metrics.
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
As of December 31, 2021, we had $274.5 million in cash, cash equivalents and restricted cash and $1,283.5 million in marketable securities. We have grown rapidly in recent periods, with revenues for the fiscal years ended December 31, 2021, 2020 and 2019 of $1,028.8 million, $603.5 million, and $362.8 million, respectively, representing year-over-year growth of 70% from the fiscal year ended December 31, 2020 to the fiscal year ended December 31, 2021 and 66% from the fiscal year ended December 31, 2019 to the fiscal year ended December 31, 2020. Substantially all of our revenue is from subscription software sales. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses of $20.7 million, $24.5 million and $16.7 million for the fiscal years ended December 31, 2021, 2020 and 2019, respectively. Our operating cash flow was $286.5 million, $109.1 million and $24.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our free cash flow was $250.5 million, $83.2 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
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
Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of December 31, 2021, we had approximately 18,800 customers spanning organizations of a broad range of sizes and industries, compared to approximately 14,170 as of December 31, 2020. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors, and the effectiveness of our marketing efforts.
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

Expanding Within Our Existing Customer Base
Our base of customers represents a significant opportunity for further sales expansion. As of December 31, 2021, we had approximately 2,010 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 83% of our ARR, up from 1,228 as of December 31, 2020, representing 78% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. We updated the definition of MRR as of the quarter ended September 30, 2021 to capture usage from subscriptions with committed contractual amounts and applied this change retrospectively. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of each of December 31, 2021 and 2020, our dollar-based net retention rate was above 130%. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the dollar-based net retention rate.
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
Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have proven initial success of our platform approach, through expansion beyond our initial infrastructure monitoring solution, to include APM in 2017, logs in 2018, user experience and network performance monitoring in 2019 and security monitoring in 2020. As of December 31, 2021, approximately 78% of our customers were using more than one product, up from approximately 72% a year earlier. We believe these metrics indicate strong momentum in the uptake of our newer platform products.
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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 28% of our total revenue for the year ended December 31, 2021, compared to 25% for the year ended December 31, 2020. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in EMEA and

APAC. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo.
Components of Results of Operations
Revenue
We generate revenue from the sale of subscriptions to customers using our cloud-based platform. The terms of our subscription agreements are primarily monthly, annual or multi-year, with the majority of our revenue coming from annual subscriptions. Our customers can enter into a subscription for a committed contractual amount of usage that is apportioned ratably on a monthly basis over the term of the subscription period, a subscription for a committed contractual amount of usage that is delivered as used, or a monthly subscription based on usage. To the extent that our customers’ usage exceeds the committed contracted amounts under their subscriptions, either on a monthly basis in the case of a ratable subscription or once the entire commitment is used in the case of a delivered-as-used subscription, they are charged for their incremental usage.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue	$1,028,784	$603,466	$362,780
Cost of revenue (1)(2)(4)	234,245	130,197	88,949
Gross profit	794,539	473,269	273,831
Operating expenses
Research and development (1)(3)(4)	419,769	210,626	111,425
Sales and marketing (1)(2)(3)(4)	299,497	213,660	146,657
General and administrative (1)(3)(4)	94,429	62,756	35,889
Total operating expenses	813,695	487,042	293,971
Operating loss	(19,156)	(13,773)	(20,140)
Other income (loss):
Interest expense (5)	(21,052)	(30,434)	(32)
Interest income and other income, net	21,786	21,985	4,196
Other income (loss), net	734	(8,449)	4,164
Loss before provision for income taxes	(18,422)	(22,222)	(15,976)
Provision for income taxes	(2,323)	(2,325)	(734)
Net loss	$(20,745)	$(24,547)	$(16,710)
____________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$4,565	$1,794	$582
Research and development	101,942	38,008	7,972
Sales and marketing	35,035	20,467	5,538
General and administrative	22,195	14,105	4,942
Total	$163,737	$74,374	$19,034
____________________
(2)Includes amortization of acquired intangibles expense as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$3,792	$943	$752
Sales and marketing	600	—	—
Total	$4,392	$943	$752
(3)Includes non-cash benefit related to tax adjustment as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Research and development	$—	$(2,729)	$(2,344)
Sales and marketing	—	(449)	(397)
General and administrative	—	(2,383)	(2,266)
Total	$—	$(5,561)	$(5,007)
_____________________
(4)Includes employer payroll taxes on employee stock transactions as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$345	$187	$—
Research and development	8,143	2,836	1,157
Sales and marketing	6,349	3,756	284
General and administrative	1,248	839	19
Total	$16,085	$7,618	$1,460
____________________
(5)Includes amortization of debt discount and issuance costs as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Interest expense	$3,349	$18,727	$—
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%
Cost of revenue	23	22	25
Gross profit	77	78	75
Operating expenses
Research and development	41	35	31
Sales and marketing	29	35	40
General and administrative	9	10	10
Total operating expenses	79	81	81
Operating loss	(2)	(2)	(6)
Other income (loss):
Interest expense	(2)	(5)	0
Interest income and other income, net	2	4	1
Other income (loss), net	0	(1)	1
Loss before provision for income taxes	(2)	(4)	(5)
Provision for income taxes	0	0	0
Net loss	(2)%	(4)%	(5)%
_____________________
(1)Certain items may not total due to rounding.

Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021	2020	Change	% Change

Revenue	$1,028,784	$603,466	$425,318	70%
Revenue increased by $425.3 million or 70%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Approximately 71% of the increase in revenue was attributable to growth from existing customers, and the remaining 29% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenue	$234,245	$130,197	$104,048	80%
Gross margin	77%	78%		(1)%
Cost of revenue increased by $104.0 million, or 80%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to an increase of $88.3 million in third-party cloud infrastructure hosting and software costs, an increase of $7.9 million in personnel expenses as a result of increased headcount, an increase of $4.4 million of depreciation and amortization expense, an increase of $3.0 million in credit card processing fees and other fees, and an increase of $0.4 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.
Our gross margin decreased by 1% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily as the result of the timing and amount of our investments to expand the capacity of our third-party cloud infrastructure providers.
Research and Development

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Research and development	$419,769	$210,626	$209,143	99%
Percentage of revenue	41%	35%
Research and development expense increased by $209.1 million, or 99%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to an increase of $152.8 million in personnel costs for our engineering, product and design teams as a result of increased headcount, and an increase of $49.5 million in cloud infrastructure related investments.
Sales and Marketing

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Sales and marketing	$299,497	$213,660	$85,837	40%
Percentage of revenue	29%	35%

Sales and marketing expense increased by $85.8 million, or 40%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to an increase of $72.2 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel, an increase of $7.1 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure, and an increase of $3.4 million in marketing and promotional activities.
General and Administrative

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
General and administrative	$94,429	$62,756	$31,673	50%
Percentage of revenue	9%	10%
General and administrative expense increased by $31.7 million, or 50%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to an increase of $22.8 million in personnel expenses as a result of increased headcount, an increase of $2.9 million related to charitable donations, an increase of $2.7 million related to outside professional fees primarily related to finance and legal fees, and an increase of $0.3 million in allocated overhead expenses related to an increase in overall costs necessary to support the growth of the business and related infrastructure.
Other Income (Loss), Net

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Other income (loss), net	$734	$(8,449)	$9,183	109%
Percentage of revenue	—%	(1)%
Other income (loss), net increased by $9.2 million, or 109% for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to the early option of ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. As a result of the adoption, the debt discount on our 2025 Notes is no longer amortized into income as interest expense over the life of the instrument, which led to a decrease in the interest expense incurred during the twelve months ended December 31, 2021.
Liquidity and Capital Resources
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, hosting expenses, facility expenses, and marketing expenses. We have generated positive cash flows from operations during the years ended December 31, 2021, 2020, and 2019, and have supplemented working capital requirements through net proceeds from the sale of debt and equity securities. When assessing sources of liquidity, we also include cash and cash equivalents of $271.0 million and marketable securities of $1.3 billion as of December 31, 2021. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support our cash requirements for the next 12 months and beyond.
Our working capital requirements are principally comprised of workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancellable and non-cancelable licenses and services arrangements that are integral to our business operations, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $688.4 million and $97.0 million, respectively, as of December 31, 2021, due primarily over the next five years. Purchase commitments for business operations are primarily related to cloud hosting and other software-based services.

We have also issued long-term debt to finance our business. In June 2020, we issued $747.5 million aggregate principal amount of the 2025 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the

Securities Act. The total net proceeds from the sale of the 2025 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $730.2 million. The principal and future interest payments related to our 2025 Notes is $750.8 million.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash provided by operating activities	$286,545	$109,091
Cash used in investing activities	(273,740)	(1,152,624)
Cash provided by financing activities	34,940	670,276
Operating Activities
Net cash provided by operating activities increased $177.5 million from the year ended December 31, 2020 to $286.5 million for the year ended December 31, 2021, primarily driven by an increase in deferred revenue of $106.5 million and non-cash charges of $97.8 million. The increase in deferred revenue resulted primarily from increased billings for subscriptions. Further, the increase in non-cash charges related primarily to an increase of $89.3 million in stock-based compensation as we continued to increase headcount to support the growth of the business.
Investing Activities
Net cash used in investing activities decreased by $878.9 million from the year ended December 31, 2020 to $273.7 million, primarily driven by a decrease in the investment in marketable securities of $669.0 million, an increase in proceeds of $540.0 million from maturities of marketable securities and an increase in capitalized software development costs of $5.6 million. The decrease in cash used by investing activities was offset by an increase in cash paid for acquisition of businesses net of cash acquired of $224.1 million, a decrease in the proceeds from sale of marketable securities of $95.9 million and an increase in purchases of property and equipment of $4.5 million.
Financing Activities
Net cash provided by financing activities decreased by $635.3 million from the year ended December 31, 2020 to $34.9 million, primarily due to the receipt of proceeds from the issuance of the 2025 Notes of $730.2 million, net of issuance costs, in 2020. Further, the purchase of the capped call in connection with the 2025 Notes for $89.6 million offset the decrease in cash provided by financing activities as there were no additional purchases in 2021.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$286,545	$109,091	$24,234
Less: Purchases of property and equipment	(9,956)	(5,415)	(13,315)
Less: Capitalized software development costs	(26,069)	(20,468)	(10,128)
Free cash flow	$250,520	$83,208	$791

Critical Accounting Estimates
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
We account for revenue contracts with customers through the following steps:
(1)identify the contract with a customer;
(2)identify the performance obligations in the contract;
(3)determine the transaction price;
(4)allocate the transaction price to the performance obligations in the contract; and
(5)recognize revenue when or as we satisfy a performance obligation.
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

Stock-Based Compensation
We account for stock-based compensation expense related to stock-based awards based on the estimated fair value of the award on the grant date. We historically issued options to purchase shares of our common stock under our 2012 equity incentive plan, or the 2012 Plan. Following the IPO, we ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to our 2019 equity incentive plan, or the 2019 Plan. Under the 2019 Plan, we may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, and performance-based and other awards, each valued or based on our Class A common stock, to our employees, directors, consultants, and advisors. For further information see Note 13 in our Notes to Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Annual Report on Form 10-K.
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
These assumptions are estimated as follows:
•Fair value. Prior to our IPO, the fair value of common stock underlying the stock options had historically been determined by our Board of Directors, with input from our management. Our Board of Directors previously determined the fair value of the common stock at the time of grant of the options by considering a number of objective and subjective factors, including the results of contemporaneous independent third-party valuations of our common stock, the prices, rights, preferences, and privileges of our redeemable convertible Preferred Stock relative to those of our common stock, the prices of common or convertible preferred stock sold to third-party investors by us and in secondary transactions or repurchased by us in arm’s-length transactions, the lack of marketability of our common stock, actual operating and financial results, current business conditions and projections, the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our company given prevailing market conditions. Subsequent to our IPO, the fair value of the underlying common stock is determined by the closing price, on the date of grant, of our Class A common stock, as reported by the Nasdaq.
•Expected volatility. Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Since we do not have sufficient trading history of our common stock, we estimate the expected volatility of our stock options at the grant date by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected life of the options.
•Expected term. We determine the expected term based on the average period the stock options are expected to remain outstanding using the simplified method, generally calculated as the midpoint of the stock options’ vesting term and contractual expiration period, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
•Risk-free rate. We use the U.S. Treasury yield for our risk-free interest rate that corresponds with the expected term.
•Expected dividend yield. We utilize a dividend yield of zero, as we do not currently issue dividends, nor do we expect to do so in the future.

The following assumptions were used to calculate the fair value of stock options granted to employees:

	Year Ended December 31,
	2021 (1)	2020	2019
Expected dividend yield	n/a	—%	—%
Expected volatility	n/a	38.9%	38.9% - 39.5%
Expected term (years)	n/a	6.1	5.2 - 6.3
Risk-free interest rate	n/a	1.7%	1.4% - 2.6%
_____________________
1) There were no stock options granted during the year ended December 31, 2021.
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
In accounting for the debt issuance costs of $17.3 million related to the 2025 Notes, we allocated the total amount incurred to the liability and equity components of the 2025 Notes in the same proportion as the allocation of the proceeds. Issuance costs attributable to the liability component were $13.2 million and will be amortized, along with the debt discount, to interest expense over the contractual term of the 2025 Notes at an effective interest rate of 5.97%. Issuance costs attributable to the equity component were $4.1 million and are netted against the equity component in additional paid-in capital.
On January 1, 2021, we adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. As a result of the adoption, the debt conversion option of $177.2 million and debt issuance costs of $4.1 million previously attributable to the equity component are no longer presented in equity. Similarly, the debt discount, that is equal to the carrying value of the embedded conversion feature upon issuance, is no longer amortized into income as interest expense over the life of the instrument. This resulted in a $16.8 million decrease to the opening balance of accumulated deficit, a $173.1 million decrease to the opening balance of additional paid-in capital and a $156.3 million increase to the opening balance of convertible senior notes, net on the consolidated balance sheet.
Business Combinations
When we acquire a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to other income, net in the consolidated statement of operations.
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
Interest Rate Risk
As of December 31, 2021, we had $241.6 million in cash equivalents, and $1,283.5 million in marketable securities, which consisted of commercial debt, certificates of deposit, U.S. government treasury and agency securities, Non-U.S. government securities, and commercial paper. In addition, we had $3.5 million of restricted cash due to the outstanding letters of credit established in connection with lease agreements for our facilities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of December 31, 2021, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
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
DATADOG, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Datadog, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Datadog, Inc. and its subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2021, the company has adopted the FASB Accounting Standards Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, using the modified retrospective approach.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.
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
◦We obtained an understanding, evaluated the design, and tested the operating effectiveness of management’s controls over revenue recognition. This includes management’s controls over the identification of performance obligations and non-standard terms and conditions in subscription contracts, as well as the allocation of revenue to each performance obligation.
◦We evaluated a sample of subscription contracts with customers to determine if all the promises referred to in the contract were properly identified by management and accounted for as distinct performance obligations by performing the following:
•Obtained and read the subscription contract and independently assessed the terms of the contract to identify all promises and non-standard terms and conditions.
•For each promise identified, we evaluated whether such promise represented a distinct “performance obligation”, as prescribed by Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.
•We evaluated the completeness and accuracy of the performance obligations by comparing those identified by us to those identified by management.
/s/ Deloitte & Touche LLP
New York, New York
February 25, 2022
We have served as the Company's auditor since 2016.

DATADOG, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$270,973	$224,927
Marketable securities	1,283,473	1,292,532
Accounts receivable, net of allowance for credit losses of $2,997 and $2,468 as of December 31, 2021 and 2020, respectively	268,824	163,359
Deferred contract costs, current	23,235	13,638
Prepaid expenses and other current assets	24,443	23,624
Total current assets	1,870,948	1,718,080
Property and equipment, net	75,152	47,197
Operating lease assets	61,355	57,829
Goodwill	292,176	17,609
Intangible assets, net	15,704	2,069
Deferred contract costs, non-current	42,062	26,750
Restricted cash	3,490	3,784
Other assets	19,907	16,967
TOTAL ASSETS	$2,380,794	$1,890,285
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,270	$21,342
Accrued expenses and other current liabilities	111,284	55,351
Operating lease liabilities, current	20,157	16,326
Deferred revenue, current	371,985	204,825
Total current liabilities	528,696	297,844
Operating lease liabilities, non-current	52,106	51,433
Convertible senior notes, net	735,482	575,864
Deferred revenue, non-current	13,896	3,450
Other liabilities	9,411	4,262
Total liabilities	1,339,591	932,853
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of December 31, 2021 and 2020; 263,339,585 and 218,510,509 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2	2
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of December 31, 2021 and 2020; 50,025,852 and 87,369,554 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1	1
Additional paid-in capital	1,197,136	1,103,305
Accumulated other comprehensive (loss) income	(3,830)	2,287
Accumulated deficit	(152,106)	(148,163)
Total stockholders’ equity	1,041,203	957,432
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,380,794	$1,890,285
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$1,028,784	$603,466	$362,780
Cost of revenue	234,245	130,197	88,949
Gross profit	794,539	473,269	273,831
Operating expenses:
Research and development	419,769	210,626	111,425
Sales and marketing	299,497	213,660	146,657
General and administrative	94,429	62,756	35,889
Total operating expenses	813,695	487,042	293,971
Operating loss	(19,156)	(13,773)	(20,140)
Other income (loss):
Interest expense	(21,052)	(30,434)	(32)
Interest income and other income, net	21,786	21,985	4,196
Other income (loss), net	734	(8,449)	4,164
Loss before provision for income taxes	(18,422)	(22,222)	(15,976)
Provision for income taxes	(2,323)	(2,325)	(734)
Net loss	$(20,745)	$(24,547)	$(16,710)
Net loss attributable to common stockholders	$(20,745)	$(24,547)	$(16,710)
Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.12)
Weighted average shares used in calculating basic and diluted net loss per share:	309,048	300,350	139,873
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(20,745)	$(24,547)	$(16,710)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,853)	1,089	55
Unrealized (loss) gain on available-for-sale marketable securities	(4,264)	1,065	47
Other comprehensive (loss) income	(6,117)	2,154	102
Comprehensive loss	$(26,862)	$(22,393)	$(16,608)
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2018	179,814,912	$140,805	—	$—	78,180,606	$—	$30,834	$31	$(106,906)	$(76,041)
Issuance of common stock upon exercise of stock options	—	—	429,430	—	10,117,557	—	7,173	—	—	7,173
Issuance of restricted shares of common stock	—	—	244,445	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	1,883	—	—	1,883
Stock-based compensation	—	—	—	—	—	—	19,235	—	—	19,235
Conversion of convertible preferred stock to common stock in connection with third-party tender offer	(803,481)	(53)	—	—	803,481	—	53	—	—	53
Reclassification of common stock to class A and class B common stock	—	—	89,101,644	—	(89,101,644)	—	—	—	—	—
Conversion of convertible preferred stock to class B common stock in connection with initial public offering	(179,011,431)	(140,752)	179,011,431	2	—	—	140,750	—	—	140,752
Issuance of class A common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	27,600,000	1	—	—	705,893	—	—	705,894
Other comprehensive income	—	—	—	—	—	—	—	102	—	102
Net loss	—	—	—	—	—	—	—	—	(16,710)	(16,710)
BALANCE—December 31, 2019	—	$—	296,386,950	$3	—	$—	$905,821	$133	$(123,616)	$782,341
Issuance of common stock upon exercise of stock options	—	—	8,753,274	—	—	—	16,009	—	—	16,009
Vesting of early exercised stock options	—	—	—	—	—	—	1,177		—	1,177
Vesting of restricted stock units	—	—	170,892	—	—	—	—	—	—	—
Issuance of restricted shares of common stock	—	—	120,992	—	—	—	5,169	—	—	5,169
Issuance of common stock under the Employee Stock Purchase Plan, net of shares withheld for taxes	—	—	447,955	—	—	—	13,906	—	—	13,906
Stock-based compensation	—	—	—	—	—	—	77,778	—	—	77,778
Equity component of 2025 Convertible Senior Notes, net	—	—	—	—	—	—	173,070	—	—	173,070
Purchases of capped calls related to 2025 Convertible Senior Notes	—	—	—	—	—	—	(89,625)	—	—	(89,625)
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	2,154	—	2,154
Net loss	—	—	—	—	—	—	—	—	(24,547)	(24,547)
BALANCE—December 31, 2020	—	$—	305,880,063	$3	—	$—	$1,103,305	$2,287	$(148,163)	$957,432
Effect of adoption of ASU 2020-06	—	—	—	—	—	—	(173,070)	—	16,802	(156,268)
BALANCE—January 1, 2021	—	—	305,880,063	3	—	—	930,235	2,287	(131,361)	801,164
Issuance of common stock upon exercise of stock options	—	—	5,109,688	—	—	—	14,941	—	—	14,941
Vesting of early exercised stock options	—	—	—	—	—	—	566	—	—	566
Vesting of restricted stock units	—	—	1,483,639	—	—	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	—	—	600,176	—	—	—	57,720	—	—	57,720
Issuance of common stock under the Employee Stock Purchase Plan	—	—	291,871	—	—	—	20,278	—	—	20,278
Stock-based compensation	—	—	—	—	—	—	173,397	—	—	173,397
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	(6,117)	—	(6,117)
Net loss	—	—	—	—	—	—	—	—	(20,745)	(20,745)
BALANCE—December 31, 2021	—	$—	313,365,437	$3	—	$—	$1,197,136	$(3,830)	$(152,106)	$1,041,203
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,745)	$(24,547)	$(16,710)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,938	15,450	12,370
Amortization of discounts or premiums on marketable securities	16,236	9,753	12
Amortization of debt discount and issuance costs	3,349	18,727	—
Amortization of deferred contract costs	17,866	10,447	5,400
Stock-based compensation, net of amounts capitalized	163,737	74,374	19,034
Non-cash lease expense	17,201	14,060	11,763
Allowance for credit losses on accounts receivable	2,311	3,283	1,195
Loss on disposal of property and equipment	274	10	708
Changes in operating assets and liabilities:
Accounts receivable, net	(107,112)	(64,248)	(47,510)
Deferred contract costs	(42,775)	(25,080)	(20,146)
Prepaid expenses and other current assets	(737)	(4,403)	(10,046)
Other assets	(2,627)	968	(8,486)
Accounts payable	3,078	6,539	2,484
Accrued expenses and other liabilities	37,270	3,970	6,376
Deferred revenue	176,281	69,788	67,790
Net cash provided by operating activities	286,545	109,091	24,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,125,519)	(1,794,562)	(176,639)
Maturities of marketable securities	1,046,560	506,554	—
Proceeds from sale of marketable securities	67,749	163,630	—
Purchases of property and equipment	(9,956)	(5,415)	(13,315)
Capitalized software development costs	(26,069)	(20,468)	(10,128)
Cash paid for acquisition of businesses; net of cash acquired	(226,505)	(2,363)	(2,138)
Net cash used in investing activities	(273,740)	(1,152,624)	(202,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	14,907	15,985	7,899
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	—	(421)	706,317
Proceeds from issuance of common stock under the employee stock purchase plan	20,278	15,170	—
Employee payroll taxes paid related to net share settlement under the employee stock purchase plan	(245)	(1,040)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	730,207	—
Purchase of capped call related to convertible senior notes	—	(89,625)	—
Net cash provided by financing activities	34,940	670,276	714,216

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,993)	779	(21)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	45,752	(372,478)	536,209
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	228,711	601,189	64,980
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$274,463	$228,711	$601,189

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,486	$410	$143

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$1,746	$234	$315
Stock-based compensation included in capitalized software development costs	$9,660	$3,404	$201
Vesting of early exercised options	$566	$1,177	$1,883
Costs related to initial public offering included in accounts payable and accrued liabilities	$—	$—	$423
Issuance of restricted shares of common stock for the acquisition of businesses	$57,720	$5,169	$—
Acquisition holdback	$5,555	$1,500	$—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOW IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$270,973	$224,927	$597,297
Restricted cash – Including amounts in prepaid expense and other current assets and other assets	3,490	3,784	3,892
Total cash, cash equivalents and restricted cash	$274,463	$228,711	$601,189
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
Foreign Currency Translation
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company is USD, and the functional currency of the Company’s subsidiaries is generally the local currency of the jurisdiction in which the foreign subsidiary is located. The assets and liabilities of the Company’s subsidiaries are translated to USD at exchange rates in effect at the balance sheet date. All income statement accounts are translated at monthly average exchange rates. Resulting foreign currency translation adjustments are recorded directly in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (loss), net in the accompanying consolidated statements of operations when realized.
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
The Company accounts for revenue contracts with customers through the following steps:
(1)identify the contract with a customer;
(2)identify the performance obligations in the contract;
(3)determine the transaction price;
(4)allocate the transaction price to the performance obligations in the contract; and
(5)recognize revenue when or as the Company satisfies a performance obligation.
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
Convertible Senior Notes
In accounting for the issuance of the Company’s convertible senior notes (the “2025 Notes”), the 2025 Notes were separated into liability and equity components through December 31, 2020. The carrying amounts of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the respective 2025 Notes. This difference represents the debt discount that is amortized to interest expense over the contractual terms of the 2025 Notes using the effective interest rate method. The equity component was recorded in additional paid-in capital.
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
Advertising Costs
Advertising costs are expensed as incurred and were approximately $20.8 million, $21.6 million and $9.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in sales and marketing expense in the accompanying consolidated statement of operations.
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
Stock-Based Compensation
The Company recognizes and measures compensation expense for all stock-based payment awards granted to employees, directors, and nonemployees, including stock options, restricted stock units (“RSUs”), and the employee stock purchase plan (the “ESPP”) based on the fair value of the awards on the date of grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The determination of the grant date fair value using an option-pricing model is affected by the estimated fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The fair value of RSUs is determined by the closing price on the date of grant of the Company’s Class A common stock, as reported on The Nasdaq Global Select Market. The Company estimates the fair value of the rights to acquire stock under the ESPP using the Black-Scholes option pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period and account for forfeitures as they occur.

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
Marketable Securities
The Company’s marketable securities consist of commercial debt securities, U.S. government treasury securities, Non-U.S. government securities, and commercial paper. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its marketable securities within current assets on the consolidated balance sheet.
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
Geographical Information - Long-Lived Assets
As of December 31, 2021, and 2020, 76% and 68% of the Company’s long lived assets were located in the United States and 24% and 32% were located outside of the United States, respectively.
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
Internal Use Software Development Costs
The Company capitalizes qualifying internal use software development costs related to its cloud platform. The costs consist of personnel costs (including related benefits and stock-based compensation) that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (1)the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post implementation operating activities are expensed as incurred.
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

Computers and equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or useful life of asset
Capitalized software development costs	2 years
Developed technology	3 years
Customer relationships	4 years
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
Goodwill is not amortized but rather tested for impairment at least annually on October 1, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the quantitative assessment results in the carrying value exceeding the fair value, in which case an impairment charge is recorded to the extent the carrying value exceeds the fair value. The Company did not recognize any impairment of goodwill during the years ended December 31, 2021, 2020 or 2019.
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

Net Income (Loss) Per Share Attributable to Common Stockholders
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
Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU No. 2021-08"), which intends to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheet as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$1,034,573	$43	$(2,564)	$1,032,052
Certificates of deposit	14,574	5	(10)	14,569
U.S. government treasury securities	77,628	18	(204)	77,442
Commercial paper	151,379	14	(37)	151,356
Non-U.S. government securities	8,071	—	(17)	8,054
Marketable securities	$1,286,225	$80	$(2,832)	$1,283,473

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$926,836	$1,157	$(143)	$927,850
Certificates of deposit	47,214	43	(1)	47,256
U.S. government treasury securities	108,092	203	(1)	108,294
Commercial paper	209,111	32	(11)	209,132
Marketable securities	$1,291,253	$1,435	$(156)	$1,292,532
As of December 31, 2021, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$783,342
Due in one year through five years	500,131
Total	$1,283,473
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

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of December 31, 2021 and 2020, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$241,571	$—	$—	$241,571
Commercial paper	—	—	—	—
Marketable Securities:
Corporate debt securities	—	1,032,052	—	1,032,052
Certificates of deposit	—	14,569	—	14,569
U.S. government treasury securities	—	77,442	—	77,442
Commercial paper	—	151,356	—	151,356
Non-U.S. government securities	—	8,054	—	8,054
Total financial assets	$241,571	$1,283,473	$—	$1,525,044

	Fair Value Measurement as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$181,743	$—	$—	$181,743
Commercial paper	—	25,195	—	25,195
Marketable Securities:
Corporate debt securities	—	927,850	—	927,850
Certificates of deposit	—	47,256	—	47,256
U.S. government treasury securities	—	108,294	—	108,294
Commercial paper	—	209,132	—	209,132
Total financial assets	$181,743	$1,317,727	$—	$1,499,470
The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper, corporate debt securities, certificates of deposit, U.S. government treasury securities, and Non-U.S. government securities within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.
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

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
General prepaid expenses	$13,698	$8,224
Other receivables	6,768	7,836
Rent	2,092	336
Hosting	1,805	7,196
Marketing	80	32
Total prepaid expenses and other current assets	$24,443	$23,624

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Computers and equipment	$16,885	$11,490
Furniture and fixtures	6,595	5,087
Leasehold improvements	20,669	17,639
Capitalized software development costs	86,189	48,502
Total property and equipment	$130,338	$82,718
Less: accumulated depreciation and amortization	(55,186)	(35,521)
Total property and equipment, net	$75,152	$47,197
As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Internal Use Software Development Costs, the Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $18.5 million, $14.5 million, and $11.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
7. Acquisition, Intangible Assets and Goodwill
2021 Acquisitions
During the quarter ended December 31, 2021, the Company entered into two Purchase Agreements, both of which were accounted for as business combinations in accordance with ASC 805, Business Combinations. The Company does not consider these acquisitions to be material, individually or in aggregate. The total purchase price was allocated to intangible assets in the amount of $4.3 million and goodwill in the amount of $36.6 million based on the respective estimated fair values. The resulting goodwill from both Agreements is not deductible for income tax purposes. Pro forma results of operations from these acquisitions have not been presented because they were not material to the consolidated results of operations.
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

The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the 12 month measurement period, if necessary. Goodwill resulted primarily from the expectation of enhancing the Company's current application security tools. Pro forma results of operations for this acquisition have not been presented because they were not material to the consolidated results of operations.
In February 2021, the Company entered into a Stock Purchase Agreement whereby the Company acquired all of the issued and outstanding shares of an observability data pipeline tool company with the purchase price paid in cash and Class A common stock. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase price was allocated to intangible assets in the amount of $1.7 million and goodwill in the amount of $34.3 million based on the respective estimated fair values. Goodwill resulted primarily from the expectation of enhancing the Company's current observability tools. The resulting goodwill is not deductible for income tax purposes. Pro forma results of operations for this acquisition have not been presented because they were not material to the consolidated results of operations.
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
Intangible Assets
Intangibles, net consisted of the following (in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$17,186	$(4,182)	$13,004	3 years
Customer relationships	3,300	(600)	2,700	4 years
Total	$20,486	$(4,782)	$15,704

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$3,331	$(1,262)	$2,069	3 years
Intangible amortization expense was approximately $4.4 million, $0.9 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization of developed technology and customer relationships are included in cost of revenue on the Company’s consolidated statement of operations and comprehensive loss.

As of December 31, 2021, future amortization expense by year is expected to be as follows (in thousands):

Amount
2022	$6,507
2023	5,985
2024	2,987
2025	225
Total	$15,704
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2020	$17,609
2021 acquisitions	275,229
Foreign currency translation adjustments	(662)
Balance as of December 31, 2021	$292,176

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued expenses	$50,885	$20,008
Accrued compensation and commissions	43,050	22,186
Other tax liability and sales tax	17,316	12,558
Early exercise liability-stock options	33	599
Total accrued expenses and other current liabilities	$111,284	$55,351

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
During the three months ended September 30 and December 31, 2021, the conditional conversion feature of the 2025 Notes was triggered as the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarters ended September 30 and December 31, 2021 was greater than or equal to 130% of the conversion price on each applicable trading day. Therefore the 2025 Notes are convertible, in whole or in part, at the option of the holders between January 1, 2022 through March 31, 2022. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. As of December 31, 2021, the Company has received an immaterial amount of conversion notices from the holders and the 2025 Notes were classified as long-term debt on the Company's consolidated balance sheet.
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
On January 1, 2021 the Company adopted ASU No. 2020-06. As a result of the adoption, the debt conversion option of $177.2 million and debt issuance costs of $4.1 million previously attributable to the equity component are no longer presented in equity. Similarly, the debt discount, that is equal to the carrying value of the embedded conversion feature upon issuance, is no longer amortized into income as interest expense over the life of the instrument. This resulted in a $16.8 million decrease to the opening balance of accumulated deficit, a $173.1 million decrease to the opening balance of additional paid-in capital and a $156.3 million increase to the opening balance of convertible senior notes, net on the consolidated balance sheet.
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	December 31, 2021	December 31, 2020
Convertible senior notes, net:
Principal	$747,500	$747,500
Unamortized debt discount (1)	—	(159,547)
Unamortized debt issuance costs (1)	(12,018)	(12,089)
Net carrying amount	$735,482	$575,864
Equity component (1)	$—	$173,070
_____________________
1) As noted above, December 31, 2020 amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.
As of December 31, 2021, the total estimated fair value of the 2025 Notes was approximately $1,511.5 million. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates.
The following table sets forth the interest expense related to the 2025 Notes for years ended December 31, 2021 (in thousands):

	Year Ended December 31,
	2021	2020
Contractual interest expense	$934	$540
Amortization of debt discount	—	17,621
Amortization of issuance costs	3,349	1,106
Total	$4,283	$19,267
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
10. Commitments and Contingencies
The Company enters into non-cancelable purchase commitments and operating leases in the normal course of business. Non-cancelable purchase commitments for business operations and operating lease obligations total $688.4 million and $97.0 million, respectively, as of December 31, 2021, due primarily over the next five years. Purchase commitments for business operations are primarily related to cloud hosting and other software-based services.
The Company also issued long-term debt to finance the business. In June 2020, the Company issued $747.5 million aggregate principal amount of the 2025 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the sale of the 2025 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $730.2 million. The principal and future interest payments related to the 2025 Notes is $750.8 million.

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
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the years ended December 31, 2021 and 2020.
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
11. Leases
The Company has entered into various non-cancelable operating leases for its facilities expiring between fiscal 2022 and 2030. Certain lease agreements contain an option for the Company to renew a lease for a term of up to two years or an option to terminate a lease early within three years. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.
Rent expense for the years ended December 31, 2021, 2020 and 2019 was $23.8 million, $20.8 million, and $16.7 million, respectively.
During the years ended 2021, 2020 and 2019, the Company recorded $1.0 million, $1.0 million and $1.0 million, respectively, in sub-lease income which were recorded as a credit to rent expense.
The components of lease cost recognized within the Company’s consolidated statements of operations were as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost (1)	$20,198	$17,081
Short-term lease cost	3,609	3,717
_____________________

1)Includes non-cash lease expense of $17.2 million and $14.0 million for the years ended December 31, 2021 and 2020, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in measurement of lease liabilities	$20,741	$15,074
Operating lease assets obtained in exchange for new lease liabilities	17,476	17,379
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
2022	$22,907
2023	19,127
2024	9,591
2025	7,633
2026	6,109
Thereafter	15,528
Total lease payments	$80,895
Less: imputed interest	(8,633)
Present value of lease liabilities	$72,262
As of December 31, 2021, the Company has four additional operating leases that have not yet commenced, which are excluded from the table above. The operating leases will commence in fiscal year 2022 and total $16.1 million of undiscounted future payments with a weighted average lease term of 5.3 years.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years)	4.9	4.4
Weighted average discount rate	4.55%	4.71%

12. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2021	2020	2019
North America	$736,218	$449,899	$272,190
International	292,566	153,567	90,590
Total	$1,028,784	$603,466	$362,780
Other than the United States, no other individual country accounted for 10% or more of total revenue for the years ended December 31, 2021, 2020, or 2019.
Accounts Receivable
As of December 31, 2021, and 2020, unbilled accounts receivable of approximately $44.2 million and $20.1 million, respectively, was included in accounts receivable on the Company’s consolidated balance sheets.

During the years ended December 31, 2021 and 2020, the Company charged $1.7 million and $1.6 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Deferred Revenue and Remaining Performance Obligations
Revenue recognized during the years ended December 31, 2021, 2020 and 2019 which was included in the deferred revenue balances at the beginning of each respective period, was $206.6 million, $126.8 million, and $71.0 million.
As of December 31, 2021, and 2020, the aggregate transaction price allocated to remaining performance obligations was $815.0 million and $434.1 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Deferred Contract Costs
Deferred contract costs on the Company’s consolidated balance sheets were $65.3 million and $40.4 million as of December 31, 2021 and 2020, respectively. Amortization expense was $17.9 million, $10.4 million and $5.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
During the year ended December 31, 2021, 38,379,141 shares of Class B common stock were converted into Class A common stock.
As of December 31, 2021, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 263,339,585 shares of Class A common stock and 50,025,852 shares of Class B common stock were issued and outstanding.
As of December 31, 2021 and 2020, the Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2021	2020
Options and RSU's outstanding	29,453,830	32,235,043
Shares available for future option and RSU grants	54,279,321	42,797,432
Shares subject to the employee stock purchase plan	11,989,812	9,222,883
	95,722,963	84,255,358
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the IPO, the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of December 31, 2021, there were 21,340,890 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and performance-based and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants, and advisors of the Company. As of December 31, 2021, there were 54,279,321 shares available for grant under the 2019 Plan.

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
The following table summarizes the assumptions used during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021 (1)	2020	2019
Expected volatility	n/a	38.9%	38.9% - 39.5%
Risk-free interest rate	n/a	1.7%	1.4% - 2.6%
Expected dividend yield	n/a	—%	—%
Expected term (in years)	n/a	6.1	5.2 - 6.3
Fair value of common stock	n/a	$41.19	$6.16 - $38.21
_____________________
1) There were no stock options granted during the year ended December 31, 2021.
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

The following table summarizes the Company's stock option activity and weighted-average exercise prices:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance—December 31, 2019	36,384,767	$2.96	7.6	$1,266,938
Options granted	14,600	41.19
Options exercised	(8,753,274)	1.83
Options forfeited or expired	(577,770)	4.93
Balance—December 31, 2020	27,068,323	$3.31	6.7	$2,575,069
Exercisable—December 31, 2020	16,545,562	$1.39	5.9	$1,605,723
Balance—December 31, 2020	27,068,323	$3.31	6.7	$2,575,069
Options granted	—	—
Options exercised	(5,109,688)	2.92
Options forfeited or expired	(586,074)	6.40
Balance—December 31, 2021	21,372,561	$3.31	5.5	$3,735,819
Exercisable—December 31, 2021	16,682,455	$2.07	5.0	$2,936,715
As of December 31, 2021, there were 31,671 shares of Class A common stock and 21,340,890 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2020, there were 34,759 shares of Class A common stock and 27,033,564 shares of Class B common stock issuable upon the exercise of options outstanding.
Total compensation cost related to unvested awards not yet recognized was approximately $31.6 million and $60.6 million as of December 31, 2021 and December 31, 2020, respectively. The weighted-average period over which this compensation cost related to unvested employee awards will be recognized is 1.3 years and 2.0 years as of December 31, 2021 and December 31, 2020, respectively.
There were no options granted during the year ended December 31, 2021. The weighted average grant-date fair value of options granted during the years ended December 31, 2020 and 2019 was $16.55 and $8.69, respectively. The Company received approximately $14.9 million, $16.0 million and $7.9 million in cash proceeds from options exercised during the years ended December 31, 2021, 2020 and 2019, respectively. The intrinsic value of options exercised in during the years ended December 31, 2021, 2020 and 2019 was approximately $579.6 million, $554.3 million and $121.3 million, respectively. The aggregate fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was $28.1 million, $27.6 million and $10.8 million, respectively.
Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. The Company has recorded liabilities related to early exercises of options for 31,500 shares and 438,750 shares of Class B common stock as of December 31, 2021 and 2020, respectively.`
Restricted Stock Units
The following table summarizes the activity for the Company’s unvested RSUs:

	Shares	Weighted-Average Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested and outstanding balance as of December 31, 2020	5,166,720	$59.50	$508,612
Awarded	5,208,252	124.47
Vested	(1,483,639)	54.89
Forfeited/canceled	(810,064)	69.53
Unvested and outstanding balance as of December 31, 2021	8,081,269	$101.21	$1,439,355
The Company granted 244,445, 96,210, 117,538, 245,761, and 98,593 restricted shares of Class A common stock in November 2019, June 2020, February 2021, April 2021, and December 2021, respectively, in connection with acquisitions which are subject to service-based vesting conditions over approximately four years.
Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $773.6 million and $281.5 million as of December 31, 2021 and December 31, 2020, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares will be recognized is 3.1 years and 3.4 years as of December 31, 2021 and December 31, 2020, respectively.
Stock-Based Compensation
Stock-based compensation expense was included in the consolidated statement of operations as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$4,565	$1,794	$582
Research and development	101,942	38,008	7,972
Sales and marketing	35,035	20,467	5,538
General and administrative	22,195	14,105	4,942
Stock-based compensation, net of amounts capitalized	163,737	74,374	19,034
Capitalized stock-based compensation expense	9,660	3,404	201
Total stock-based compensation expense	$173,397	$77,778	$19,235
Employee Stock Purchase Plan
In September 2019, the Board adopted and approved the 2019 ESPP, which became effective on the date of the final prospectus for the Company’s IPO.
The ESPP is implemented through a series of offerings under which eligible employees are granted purchase rights to purchase shares of the Company’s Class A common stock on specified dates during such offerings. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1)the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2)the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP.
The Company recognized $7.6 million, $5.0 million, and $1.2 million of stock-based compensation expense related to the ESPP during the years ended December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021, and 2020, $4.2 million and $2.8 million, respectively has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions.
During the years ended December 31, 2021 and 2020 the Company issued 291,871 and 447,955 shares of Class A common stock under the ESPP. As of December 31, 2021, 11,989,812 shares of Class A common stock remain available for grant under the ESPP.

Total compensation cost related to the ESPP not yet recognized was approximately $3.5 million and $2.5 million as of December 31, 2021 and 2020, respectively. The weighted average period over which this compensation cost will be recognized is 0.4 years as of December 31, 2021 and 2020, respectively.
14. Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Interest income	$21,412	$21,234	$4,110
Other income, net	374	751	86
Interest income and other income, net	$21,786	$21,985	$4,196

15. Income Taxes
Income Taxes—For financial reporting purposes, loss before income taxes, includes the following components (in thousands):

	December 31,
	2021	2020	2019
Domestic	$(29,617)	$(32,033)	$(18,330)
Foreign	11,195	9,811	2,354
Loss before income taxes	$(18,422)	$(22,222)	$(15,976)
Total income taxes allocated to operations for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

2021	Current	Deferred	Total
Federal	$232	$—	$232
State	44	—	44
Foreign	2,091	(44)	2,047
Total	$2,367	$(44)	$2,323

2020	Current	Deferred	Total
Federal	$—	$—	$—
State	124	—	124
Foreign	2,239	(38)	2,201
Total	$2,363	$(38)	$2,325

2019	Current	Deferred	Total
Federal	$—	$—	$—
State	126	—	126
Foreign	967	(359)	608
Total	$1,093	$(359)	$734

Tax Rate Reconciliation—Income tax expense was $2.3 million, $2.3 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, and differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2021, 2020 and 2019, to pretax loss from operations as a result of the following (in thousands):

	December 31,
	2021	2020	2019
Income tax expense at federal statutory rate	$(3,868)	$(4,667)	$(3,355)
Nondeductible expenses	368	132	380
State taxes (net of federal benefit)	18	98	100
Net change in valuation allowance	62,173	51,892	5,043
Uncertain tax positions	(728)	17	23
US tax costs on international operations	1,478	1,818	201
Foreign taxes	424	126	92
Share based compensation deductions	(57,350)	(47,032)	(1,630)
Return to provision	(193)	(48)	(120)
Other	1	(11)	—
Total	$2,323	$2,325	$734
For the year ended December 31, 2021, the Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company recorded a full valuation allowance against substantially all of its net deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.
The Company is subject to tax laws in the United States and numerous foreign jurisdictions. The United States and many international legislative and regulatory bodies continually propose and enact legislation that could significantly impact how U.S. multinational corporations are taxed. The Company is closely monitoring proposed legislation and its potential impact. Additionally, beginning in 2022, the Tax Cuts and Jobs Act (the “Tax Act”) of 2017 eliminates the option to deduct research and development expenditures in the year incurred and requires taxpayers to amortize such expenditures over five years. The Company is assessing the potential impact if these provisions are not deferred, modified, or repealed by Congress with retroactive effect to January 1, 2022.

Components of Deferred Taxes—The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$128,263	$66,801
Stock-based compensation	23,669	11,820
Accrued bonus	2,438	536
Internal use software	2,220	2,153
Lease liability	14,374	12,566
Convertible senior notes - issuance costs	—	832
Fixed assets	1,654	982
Other	5,517	1,114
Total deferred tax assets	$178,135	$96,804
Less: valuation allowance	(148,648)	(33,847)
Deferred tax assets, net of valuation allowance	$29,487	$62,957
Deferred tax liabilities:
Commissions	(16,590)	(10,247)
Right of use asset	(12,815)	(11,394)
Convertible senior notes	—	(40,478)
Other	—	(800)
Total deferred tax liabilities	$(29,405)	$(62,919)
Deferred tax assets, net	$82	$38
The Company accounts for income taxes using an asset and liability method and deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The Company’s deferred tax assets and liabilities are comprised primarily of federal and state net operating loss carryforwards and basis differences for financial reporting and tax purposes of certain assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the weight of all available evidence, which includes the historical operating performance and the recorded cumulative losses in prior fiscal periods, management does not believe as of December 31, 2021 and 2020 that it is more likely than not that the Company will realize its U.S. deferred tax assets. As a result, a valuation allowance of $148.6 million and $33.8 million has been provided at December 31, 2021 and 2020, respectively. The valuation allowance changed by $114.8 million and $18.6 million at December 31, 2021 and 2020, respectively.
At December 31, 2021 and 2020, the Company has net operating loss carryforwards for federal tax purposes of approximately $505.4 million and $263.2 million, respectively, which is available to offset federal taxable income. The federal net operating loss carryforwards generated at December 31, 2017 and prior will begin to expire in 2031, if not utilized. Net operating losses generated after December 31, 2017 have an indefinite carryforward period but are subject to an 80% of taxable income limitation after December 31, 2020. The Company has approximately $342.1 million and $177.5 million of post-apportioned net operating loss carryforwards as of December 31, 2021 and 2020, respectively for various state tax purposes. The state net operating loss carryforwards will begin to expire in 2028, if not utilized.
Generally, the utilization of net operating losses may be subject to an annual limitation provided for in the Internal Revenue Code of 1986, as amended, under Section 382 and similar state codes. The Company has prepared an analysis to determine whether its net operating losses may be limited under such provisions. It has been determined that any annual limitation would not result in the expiration of net operating loss carryforwards before utilization.
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
The following table shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2021, 2020 and 2019 (in thousands):

	December 31,
	2021	2020	2019
Beginning balance	$532	$920	$920
Increases based on tax positions during the current period		—	—
(Decreases) based on tax positions during the current period	(426)	(388)	—
Ending balance	$106	$532	$920
The total amount of unrecognized tax benefits that, if recognized would impact the effective tax rate would be $0.1 million for the years ended December 31, 2021.
The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense. The total amount of interest and penalties associated with unrecognized income tax benefits is $0.1 million and $0.4 million for the years ended December 31, 2021 and 2020.
It is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. As such the Company anticipates insignificant changes to unrecognized tax benefits over the next 12 months.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in various international jurisdictions. Tax years 2016 and forward generally remain open for examination for federal and state tax purposes. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2021 and 2020 will remain subject to examination until the respective tax year is closed.
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
Basic and diluted net loss per share is computed using the weighted-average number of common shares of common stock outstanding during the period. The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common shares stock as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the conversion of Class B common stock is assumed in the computation of the diluted net loss per share of Class A common stock, the undistributed earnings are equal to net loss for that computation.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2021		2020		2019
Basic net loss per share:	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(16,177)	$(4,568)	$(13,614)	$(10,933)	$(1,149)	$(15,561)
Denominator:
Weighted average shares used in calculating net loss per share, basic	240,999	68,049	166,582	133,768	9,611	130,262
Basic net loss per share	$(0.07)	$(0.07)	$(0.08)	$(0.08)	$(0.12)	$(0.12)
Diluted net loss per share:
Numerator:
Allocation of distributed loss for basic computation	$(16,177)	$(4,568)	$(13,614)	$(10,933)	$(1,149)	$(15,561)
Reallocation of undistributed loss as a result of conversion of Class B to Class A shares	(4,568)		(10,933)	—	(15,561)	—
Allocation of undistributed loss	$(20,745)	$(4,568)	$(24,547)	$(10,933)	$(16,710)	$(15,561)
Denominator:
Number of shares used in basic calculation	240,999	68,049	166,582	133,768	9,611	130,262
Weighted average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	68,049		133,768	—	130,262	—
Number of shares used in diluted calculation	309,048	68,049	300,350	133,768	139,873	130,262
Diluted net loss per share	$(0.07)	$(0.07)	$(0.08)	$(0.08)	$(0.12)	$(0.12)
Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Shares subject to outstanding stock options and RSUs	29,454	32,235	37,032
Unvested early exercised stock options and restricted shares of common stock	946	718	1,240
Shares subject to the employee stock purchase plan	94	141	353
Shares issuable upon conversion of the convertible senior notes	8,098	608	—
Total	38,592	33,702	38,625
ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Accounting Policies Recently Adopted for more information. During the three months ended September 30 and December 31, 2021, the conditional conversion feature of the 2025 Notes was triggered and the 2025 Notes are convertible, in whole or in part, at the option of the holders between January 1, 2022 through March 31, 2022. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the 2025 Notes on diluted net income per share; however, since the Company is in a net loss position, there was no dilutive effect during any period presented.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Datadog, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Datadog, Inc. and its subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
February 25, 2022
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than as set forth below) will be included in the proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, or the 2022 Proxy Statement, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

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
(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Datadog, Inc.	8-K	001-39051	3.1	September 23, 2019

3.2	Amended and Restated Bylaws of Datadog, Inc.	S-1	333-233428	3.4	August 23, 2019

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-233428	4.1	September 9, 2019

4.2	Description of Securities.	10-K	001-39051	4.2	February 25, 2020

4.3	Indenture, dated June 2, 2020, between Datadog, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-39051	4.1	June 2, 2020

4.4	Form of Global Note representing Datadog, Inc.’s 0.125% Convertible Senior Notes due 2025	8-K	001-39051	4.4	June 2, 2020

10.1	Fourth Amended and Restated Investor Rights Agreement, dated December 28, 2015.	S-1	333-233428	10.1	August 23, 2019

10.2#	Datadog, Inc. 2012 Equity Incentive Plan, and terms of agreements thereunder.	S-1	333-233428	10.2	August 23, 2019

10.3#	Datadog, Inc. 2019 Equity Incentive Plan and terms of agreements thereunder.	S-1/A	333-233428	10.3	September 9, 2019

10.4#	Datadog, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233428	10.4	September 9, 2019

10.5#	Form of Indemnity Agreement entered into by and between Datadog, Inc. and each director and executive officer.	S-1/A	333-233428	10.5	September 9, 2019

10.6#	Offer Letter, by and between Datadog, Inc. and Olivier Pomel, dated May 20, 2011.	S-1/A	333-233428	10.6	September 9, 2019

10.7#	Offer Letter, by and between Datadog, Inc. and David Obstler, dated August 28, 2018.	S-1/A	333-233428	10.7	September 9, 2019

10.8#	Offer Letter, by and between Datadog, Inc. and Laszlo Kopits, dated February 27, 2017.	S-1/A	333-233428	10.8	September 9, 2019

10.9#	Offer Letter, by and between Datadog, Inc. and Alexis Lê-Quôc, dated May 20, 2011.	10-Q	001-39051	10.1	May 7, 2021

10.10#	Offer Letter, by and between Datadog, Inc. and Amit Agarwal, dated May 4, 2012.	10-Q	001-39051	10.2	May 7, 2021

10.11	Agreement of Sub-Sub-Sublease, by and between Datadog, Inc. and Ideeli Inc., dated April 14, 2016.	S-1	333-233428	10.9	August 23, 2019

10.12	Agreement of Sub-Sublease, by and between Datadog, Inc. and BT Americas Inc., dated September 18, 2017.	S-1	333-233428	10.10	August 23, 2019

10.13	Sublease, by and between Datadog, Inc. and Covington & Burling LLP, dated July 19, 2018.	S-1	333-233428	10.11	August 23, 2019

10.14#	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39051	10.1	November 5, 2021

10.15#	Form of Change of Control and Severance Agreement.	S-1/A	333-233428	10.13	September 9, 2019

10.16	Form of Confirmation for Capped Call Transaction.	8-K	001-39051	10.1	June 2, 2020

10.17	Agreement of Sublease, by and between Datadog, Inc. and Clearbridge Investments, LLC, dated July 9, 2020	10-K	001-39051	10.14	March 1, 2021

21.1	List of Subsidiaries of Datadog, Inc.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

DATADOG, INC.

Date: February 25, 2022	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director
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

Signature	Title	Date

/s/ Olivier Pomel	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Olivier Pomel

/s/ David Obstler	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2022
David Obstler

/s/ Alexis Le-Quôc	President, Chief Technology Officer and Director	February 25, 2022
Alexis Le-Quôc

/s/ Michael Callahan	Director	February 25, 2022
Michael Callahan

/s/ Matthew Jacobson	Director	February 25, 2022
Matthew Jacobson

/s/ Dev Ittycheria	Director	February 25, 2022
Dev Ittycheria

/s/ Julie Richardson	Director	February 25, 2022
Julie Richardson

/s/ Shardul Shah	Director	February 25, 2022
Shardul Shah