Form 10-Q
period 2022-03-31
Datadog, Inc.
filed 2022-05-06
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2022, there were 283,106,980 shares of the registrant’s Class A common stock and 31,910,401 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DATADOG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$271,686	$270,973
Marketable securities	1,399,323	1,283,473
Accounts receivable, net of allowance for credit losses of $3,425 and $2,997 as of March 31, 2022 and December 31, 2021, respectively	275,342	268,824
Deferred contract costs, current	24,688	23,235
Prepaid expenses and other current assets	32,632	24,443
Total current assets	2,003,671	1,870,948
Property and equipment, net	90,713	75,152
Operating lease assets	61,921	61,355
Goodwill	292,032	292,176
Intangible assets, net	14,088	15,704
Deferred contract costs, non-current	42,753	42,062
Restricted cash	3,424	3,490
Other assets	20,413	19,907
TOTAL ASSETS	$2,529,015	$2,380,794
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,629	$25,270
Accrued expenses and other current liabilities	108,211	111,284
Operating lease liabilities, current	20,320	20,157
Deferred revenue, current	454,812	371,985
Total current liabilities	601,972	528,696
Operating lease liabilities, non-current	51,817	52,106
Convertible senior notes, net	736,318	735,482
Deferred revenue, non-current	12,798	13,896
Other liabilities	9,253	9,411
Total liabilities	1,412,158	1,339,591
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 283,004,354 and 263,339,585 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3	2
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 31,916,651 and 50,025,852 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	1
Additional paid-in capital	1,271,777	1,197,136
Accumulated other comprehensive loss	(12,555)	(3,830)
Accumulated deficit	(142,368)	(152,106)
Total stockholders’ equity	1,116,857	1,041,203
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,529,015	$2,380,794
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$363,030	$198,549
Cost of revenue	74,462	46,666
Gross profit	288,568	151,883
Operating expenses:
Research and development	150,608	79,266
Sales and marketing	101,166	64,353
General and administrative	26,380	21,094
Total operating expenses	278,154	164,713
Operating income (loss)	10,414	(12,830)
Other income:
Interest expense	(5,247)	(5,472)
Interest income and other income, net	5,687	5,773
Other income, net	440	301
Income (loss) before provision for income taxes	10,854	(12,529)
Provision for income taxes	(1,116)	(539)
Net income (loss)	$9,738	$(13,068)
Net income (loss) attributable to common stockholders	$9,738	$(13,068)
Basic net income (loss) per share	$0.03	$(0.04)
Diluted net income (loss) per share	$0.03	$(0.04)
Weighted average shares used in calculating basic net income (loss) per share	313,456	306,034
Weighted average shares used in calculating diluted net income (loss) per share	345,668	306,034
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$9,738	$(13,068)
Other comprehensive loss:
Foreign currency translation adjustments	(539)	(853)
Unrealized loss on available-for-sale marketable securities	(8,186)	(682)
Other comprehensive loss	(8,725)	(1,535)
Comprehensive income (loss)	$1,013	$(14,603)
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2021	313,365,437	$3	$1,197,136	$(3,830)	$(152,106)	$1,041,203
Issuance of common stock upon exercise of stock options	1,167,000	—	4,218	—	—	4,218
Vesting of early exercised stock options	—	—	33	—	—	33
Vesting of restricted stock units	388,568	—	—	—	—	—
Stock-based compensation	—	—	70,390	—	—	70,390
Change in accumulated other comprehensive loss	—	—	—	(8,725)	—	(8,725)
Net income	—	—	—	—	9,738	9,738
BALANCE—March 31, 2022	314,921,005	$3	$1,271,777	$(12,555)	$(142,368)	$1,116,857

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2020	305,880,063	$3	$1,103,305	$2,287	$(148,163)	$957,432
Effect of adoption of ASU 2020-06		—	(173,070)	—	16,802	(156,268)
BALANCE—January 1, 2021	305,880,063	3	930,235	2,287	(131,361)	801,164
Issuance of common stock upon exercise of stock options	1,320,113	—	3,290	—	—	3,290
Vesting of early exercised stock options	—	—	293	—	—	293
Vesting of restricted stock units	348,352	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	255,822	—	20,172	—	—	20,172
Stock-based compensation	—	—	31,014	—	—	31,014
Change in accumulated other comprehensive loss	—	—	—	(1,535)	—	(1,535)
Net loss	—	—	—	—	(13,068)	(13,068)
BALANCE—March 31, 2021	307,804,350	$3	$985,004	$752	$(144,429)	$841,330

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,738	$(13,068)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,394	4,402
Amortization of discounts or premiums on marketable securities	3,959	4,259
Amortization of issuance costs	840	835
Amortization of deferred contract costs	6,022	3,779
Stock-based compensation, net of amounts capitalized	66,884	28,861
Non-cash lease expense	4,411	4,012
Allowance for credit losses on accounts receivable	798	25
Loss on disposal of property and equipment	823	3
Changes in operating assets and liabilities:
Accounts receivable, net	(7,319)	9,223
Deferred contract costs	(8,166)	(6,711)
Prepaid expenses and other current assets	(8,391)	(5,998)
Other assets	(805)	572
Accounts payable	(7,624)	(9,226)
Accrued expenses and other liabilities	(2,911)	9,682
Deferred revenue	81,735	21,000
Net cash provided by operating activities	147,388	51,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(329,706)	(150,331)
Maturities of marketable securities	199,703	253,234
Proceeds from sale of marketable securities	2,007	6,497
Purchases of property and equipment	(9,514)	(998)
Capitalized software development costs	(7,973)	(6,183)
Cash paid for acquisition of businesses; net of cash acquired	(4,871)	(11,509)
Net cash (used in) provided by investing activities	(150,354)	90,710

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,245	3,275
Employee payroll taxes paid related to net share settlement under the employee stock purchase plan	—	(245)
Repayments of convertible senior notes	(3)	—
Net cash provided by financing activities	4,242	3,030

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(629)	(782)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	647	144,608
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	274,463	228,711
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$275,110	$373,319

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$339	$327

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$2,994	$213
Stock-based compensation included in capitalized software development costs	$3,506	$2,153
Vesting of early exercised options	$33	$293
Issuance of restricted shares of common stock for the acquisition of businesses	$—	$20,172
Acquisition holdback	$—	$1,195

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$271,686	$369,706
Restricted cash	3,424	3,613
Total cash, cash equivalents and restricted cash	$275,110	$373,319
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Description of Business
Datadog, Inc. (“Datadog” or the “Company”) was incorporated in the State of Delaware on June 4, 2010. The Company is the monitoring and security platform for cloud applications. The Company’s SaaS platform integrates and automates infrastructure monitoring, application performance monitoring, log management and security monitoring to provide unified, real-time observability of its customers’ entire technology stack. The Company is headquartered in New York City and has various other global office locations.
2. Basis of Presentation and Summary of Significant Accounting Policies
Unaudited Interim Condensed Consolidated Financial Information
The unaudited condensed consolidated financial statements include the accounts of Datadog, Inc. and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other interim period or for any other future year. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 25, 2022 (the “Annual Report”).
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

3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$1,039,451	$12	$(9,325)	$1,030,138
Certificates of deposit	37,908	10	(103)	37,815
U.S. government treasury securities	98,501	—	(895)	97,606
Commercial paper	226,354	1	(581)	225,774
Non-U.S. government securities	8,049	—	(59)	7,990
Marketable securities	$1,410,263	$23	$(10,963)	$1,399,323

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$1,034,573	$43	$(2,564)	$1,032,052
Certificates of deposit	14,574	5	(10)	14,569
U.S. government treasury securities	77,628	18	(204)	77,442
Commercial paper	151,379	14	(37)	151,356
Non-U.S. government securities	8,071	—	(17)	8,054
Marketable securities	$1,286,225	$80	$(2,832)	$1,283,473
As of March 31, 2022, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$1,034,278
Due in one year through five years	365,045
Total	$1,399,323
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
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$241,080	$—	$—	$241,080
Commercial paper	—	—	—	—
Corporate debt securities	—	—	—	—
Marketable Securities:
Corporate debt securities	—	1,030,138	—	1,030,138
Certificates of deposit	—	37,815	—	37,815
U.S. government treasury securities	—	97,606	—	97,606
Commercial paper	—	225,774	—	225,774
Non-U.S. government treasury securities	—	7,990	—	7,990
Total financial assets	$241,080	$1,399,323	$—	$1,640,403

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$241,571	$—	$—	$241,571
Marketable Securities:
Corporate debt securities	—	1,032,052	—	1,032,052
Certificates of deposit	—	14,569	—	14,569
U.S. government treasury securities	—	77,442	—	77,442
Commercial paper	—	151,356	—	151,356
Non-U.S. government treasury securities	—	8,054	—	8,054
Total financial assets	$241,571	$1,283,473	$—	$1,525,044
The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper, corporate debt securities, certificates of deposit and U.S. and non-U.S. government treasury securities within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.
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
5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Computers and equipment	$19,214	$16,885
Furniture and fixtures	7,534	6,595
Leasehold improvements	27,074	20,669
Capitalized software development costs	98,421	86,189
Total property and equipment	$152,243	$130,338
Less: accumulated depreciation and amortization	(61,530)	(55,186)
Total property and equipment, net	$90,713	$75,152

The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $5.8 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively.
6. Acquisitions, Intangible Assets and Goodwill
2021 Acquisitions
In October and December 2021, the Company entered into two Purchase Agreements, both of which were accounted for as business combinations in accordance with ASC 805, Business Combinations. The Company does not consider these acquisitions to be material, individually or in aggregate. The total purchase price was allocated to intangible assets in the amount of $4.3 million and goodwill in the amount of $36.6 million based on the respective estimated fair values. The resulting goodwill from both Agreements is not deductible for income tax purposes. Pro forma results of operations from these acquisitions have not been presented because they were not material to the consolidated results of operations.
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

The purchase price allocation is preliminary with respect to certain income tax matters. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the 12 month measurement period, if necessary. Goodwill resulted primarily from the expectation of enhancing the Company's current application security tools. Pro forma results of operations for this acquisition have not been presented because they were not material to the condensed consolidated results of operations.
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
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$17,186	$(5,595)	$11,591	3 years
Customer relationships	3,300	(803)	2,497	4 years
Total	$20,486	$(6,398)	$14,088

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$17,186	$(4,182)	$13,004	3 years
Customer relationships	3,300	(600)	2,700	4 years
Total	$20,486	$(4,782)	$15,704
Intangible amortization expense was approximately $1.6 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2022	$4,892
2023	5,986
2024	2,985
2025	225
Total	$14,088
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2021	$292,176
Foreign currency translation adjustments	(144)
Balance as of March 31, 2022	$292,032
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
During the three months ended March 31, 2022, the conditional conversion feature of the 2025 Notes was triggered as the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter ended March 31, 2022 was greater than or equal to 130% of the conversion price on each applicable trading day. Therefore the 2025 Notes are convertible, in whole or in part, at the option of the holders between April 1, 2022 through June 30, 2022. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. As of March 31, 2022, the Company has received an immaterial amount of conversion notices from the holders and the 2025 Notes were classified as long-term debt on the Company's condensed consolidated balance sheet.
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
In accounting for the debt issuance costs of $17.3 million related to the 2025 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2025 Notes in the same proportion as the allocation of the proceeds. Issuance costs attributable to the liability component were $13.2 million and will be amortized, along with the debt discount to interest expense over the contractual term of the 2025 Notes at an effective interest rate of 5.97%. Issuance costs attributable to the equity component were $4.1 million and are netted against the equity component in additional paid-in capital.
On January 1, 2021 the Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU No. 2020-06”). As a result of the adoption, the debt conversion option of $177.2 million and debt issuance costs of $4.1 million previously attributable to the equity component are no longer presented in equity. Similarly, the debt discount, that is equal to the carrying value of the embedded conversion feature upon issuance, is no longer amortized into income as interest expense over the life of the instrument. This resulted in a $16.8 million decrease to the opening balance of accumulated deficit, a $173.1 million decrease to the opening balance of additional paid-in capital and a $156.3 million increase to the opening balance of convertible senior notes, net on the condensed consolidated balance sheet.
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	March 31, 2022	December 31, 2021
Convertible senior notes, net:
Principal	$747,496	$747,500
Unamortized debt issuance costs	(11,178)	(12,018)
Net carrying amount	$736,318	$735,482
As of March 31, 2022, the total estimated fair value of the 2025 Notes was approximately $1,338.0 million. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates.
The following table sets forth the interest expense related to the 2025 Notes (in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$234	$234
Amortization of issuance costs	840	835
Total	$1,074	$1,069
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
8. Commitments and Contingencies
Non-cancelable Material Commitments—During the three months ended March 31, 2022, other than certain non-cancelable operating leases described in Note 9, Leases, there have been no other material changes outside the ordinary course of business to the Company's contractual obligations and commitments from those disclosed in the Annual Report.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for administrative costs of the 401(k) plan and beginning on January 1, 2022, the Company began making matching contributions to the 401(k) plan. For the three months ended March 31, 2022, the Company incurred expense of $1.2 million for matching contributions. The Company did not make any matching contributions to the 401(k) plan for the three months ended March 31, 2021.
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
9. Leases
The Company has entered into various non-cancelable operating leases for its facilities expiring between 2022 and 2030. Certain lease agreements contain an option for the Company to renew a lease for a term of up to four years or an option to terminate a lease early within two years. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.
The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost(1)	$5,237	$4,755
Short-term lease cost	1,169	792

1)Includes non-cash lease expense of $4.4 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities	$5,837	$4,483
Operating lease assets obtained in exchange for new lease liabilities	5,181	—
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2022	$17,712
2023	20,217
2024	10,567
2025	8,163
2026	6,698
2027 and beyond	17,598
Total lease payments	$80,955
Less: imputed interest	(8,818)
Present value of lease liabilities	$72,137
As of March 31, 2022, the Company had two additional operating leases that had not yet commenced, which are excluded from the table above. The operating leases will commence in fiscal year 2022 and have total undiscounted future payments of $9.8 million with a weighted-average lease term of 4.6 years.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

March 31, 2022
Weighted-average remaining lease term (years)	4.9
Weighted-average discount rate	4.58%

10. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2022	2021
North America	$259,862	$142,890
International	103,168	55,659
Total	$363,030	$198,549
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
Revenue recognized during the three months ended March 31, 2022 and 2021, which was included in the deferred revenue balances at the beginning of each such period, was $165.4 million and $96.4 million, respectively.
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of March 31, 2022 and December 31, 2021, the aggregate transaction price allocated to remaining performance obligations was $857.9 million and $815.0 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Accounts Receivable
Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. During the three months ended March 31, 2022 and 2021, the Company charged $0.4 million and $0.2 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of March 31, 2022 and December 31, 2021, unbilled accounts receivable of approximately $49.1 million and $44.2 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.
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
Deferred contract costs on the Company’s condensed consolidated balance sheets were $67.4 million and $65.3 million as of March 31, 2022 and December 31, 2021, respectively. Amortization expense was $6.0 million and $3.8 million for the three months ended March 31, 2022 and 2021, respectively.
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
During the three months ended March 31, 2022, 18,109,201 shares of Class B common stock were converted into Class A common stock.
As of March 31, 2022, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 283,004,354 shares of Class A common stock and 31,916,651 shares of Class B common stock were issued and outstanding.
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Company's initial public offering of Class A common stock (the "IPO"), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of March 31, 2022, there were 20,139,912 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and performance-based and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants and advisors of the Company. As of March 31, 2022, there were 68,675,859 shares available for grant under the 2019 Plan.
Stock Options
The following table summarizes the Company’s stock option activity and weighted-average exercise prices:

	Number Of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance outstanding—December 31, 2021	21,372,561	$3.31	5.5	$3,735,819
Options granted	—	—
Options exercised	(1,167,000)	3.61
Options forfeited or expired	(35,368)	5.58
Balance outstanding—March 31, 2022	20,170,193	$3.29	5.2	$2,988,747
Ending Exercisable—March 31, 2022	16,552,340	$2.21	4.8	$2,470,661
As of March 31, 2022, there were 30,281 shares of Class A common stock and 20,139,912 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2021, there were 31,671 shares of Class A common stock and 21,340,890 shares of Class B common stock issuable upon the exercise of options outstanding.
Total compensation cost related to unvested awards not yet recognized was approximately $25.8 million and $31.6 million as of March 31, 2022 and December 31, 2021, respectively. The weighted-average period over which this compensation cost related to unvested employee awards will be recognized is 1.1 years and 1.3 years as of March 31, 2022 and December 31, 2021, respectively.
There were no options granted during the three months ended March 31, 2022 and 2021. The Company received approximately $4.2 million and $3.3 million in cash proceeds from options exercised during the three months ended March 31, 2022 and 2021, respectively. The intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was approximately $165.5 million and $123.6 million, respectively. The aggregate fair value of options vested during the three months ended March 31, 2022 and 2021 was $6.5 million and $7.4 million, respectively.
Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. The Company has no liability recorded related to early exercises of options as of March 31, 2022. As of December 31, 2021, the Company had recorded liabilities related to early exercises of options for 31,500 shares of Class B common stock.
Restricted Stock Units and Restricted Stock Awards
The following table summarizes the activity for the Company’s unvested RSUs:

	Shares	Weighted- Average Fair Value
Balance—December 31, 2021	8,081,269	$101.21
Awarded	1,496,539	139.96
Vested	(388,568)	69.88
Forfeited/canceled	(189,438)	97.23
Unvested and outstanding—March 31, 2022	8,999,802	$109.09
The Company granted 244,445, 96,210, 117,538, 245,761 and 98,593 restricted shares of Class A common stock in November 2019, June 2020, February 2021, April 2021, and December 2021, respectively, in connection with acquisitions which are subject to service-based vesting conditions over approximately four years from the respective grant dates.
Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $902.2 million and $773.6 million as of March 31, 2022 and December 31, 2021, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares will be recognized is 3.0 years and 3.1 years as of March 31, 2022 and December 31, 2021, respectively.
Employee Stock Purchase Plan
In September 2019, the Board adopted and approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on the date of the final prospectus for the IPO.
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
The Company recognized $2.2 million of stock-based compensation expense related to the ESPP during the three months ended March 31, 2022. As of March 31, 2022, $11.4 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. There were no purchases related to the ESPP in the three months ended March 31, 2022. As of March 31, 2022, 15,123,466 shares of Class A common stock remain available for grant under the ESPP.

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
Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$1,653	$701
Research and development	44,696	16,069
Sales and marketing	14,595	7,010
General and administrative	5,940	5,081
Stock-based compensation, net of amounts capitalized	66,884	28,861
Capitalized stock-based compensation expense	3,506	2,153
Total stock-based compensation expense	$70,390	$31,014
12.Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income	$5,496	$5,898
Other income (loss), net	191	(125)
Interest income and other income, net	$5,687	$5,773
13.Income Taxes
The Company has an effective tax rate of 10.3% and (4.3)% for the three months ended March 31, 2022 and 2021, respectively. The Company has generated minimal profits in the US and its foreign jurisdictions.
The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve deemed immaterial for each of the three months ended March 31, 2022 and 2021. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.
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

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures, as defined under IRC Section 174, in the year incurred. Instead, taxpayers are required to amortize such expenditures over five years if incurred in the U.S. and over fifteen years if incurred in a foreign jurisdiction. For the three months ended March 31, 2022, the Company conformed to this change in tax law.
14.Net Income (Loss) Per Share
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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2022		2021
Basic net income (loss) per share:	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$8,332	$1,406	$(9,547)	$(3,521)
Denominator:
Weighted-average shares used in calculating net income (loss) per share, basic	268,197	45,259	223,566	82,468
Basic net income (loss) per share	$0.03	$0.03	$(0.04)	$(0.04)
Diluted net income (loss) per share:
Numerator:
Allocation of distributed net income (loss) for basic computation	$8,332	$1,406	$(9,547)	$(3,521)
Reallocation of undistributed net income (loss) as a result of conversion of Class B to Class A shares	1,406	—	(3,521)	—
Allocation of undistributed income (loss)	$9,738	$1,406	$(13,068)	$(3,521)
Denominator:
Number of shares used in basic calculation	268,197	45,259	223,566	82,468
Weighted-average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	45,259	—	82,468	—
Employee stock options	20,075	—	—	—
Unvested early exercises	11	—	—	—
Restricted stock units	3,373	—	—	—
Unvested restricted stock in connection with acquisition	655	—	—	—
Shares issuable upon conversion of the convertible senior notes	8,098	—	—	—
Number of shares used in diluted calculation	345,668	45,259	306,034	82,468
Diluted net income (loss) per share	$0.03	$0.03	$(0.04)	$(0.04)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of March 31,
	2022	2021
Shares subject to outstanding stock options and RSUs	1,540	30,794
Unvested early exercised stock options and restricted shares of common stock	—	620
Shares subject to the employee stock purchase plan	48	138
Shares issuable upon conversion of the convertible senior notes	—	8,098
Total	1,588	39,650
ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. During the three months ended March 31, 2022, the conditional conversion feature of the 2025 Notes was triggered and the 2025 Notes are convertible, in whole or in part, at the option of the holders between April 1, 2022 through June 30, 2022. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the 2025 Notes on diluted net income per share as required under ASU No. 2020-06 to determine the dilutive effect of the Notes.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or the Annual Report. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives of management for future operations and the potential impact that the ongoing COVID-19 pandemic may have on our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Overview
Datadog is the monitoring and security platform for cloud applications.
Our SaaS platform integrates and automates infrastructure monitoring, application performance monitoring, log management and security monitoring to provide unified, real-time observability of our customers’ entire technology stack. Datadog is used by organizations of all sizes and across a wide range of industries to enable digital transformation and cloud migration, drive collaboration among development, operations, security, and business teams, accelerate time to market for applications, reduce time to problem resolution, secure applications and infrastructure, understand user behavior and track key business metrics.

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

As of March 31, 2022, we had $275.1 million in cash, cash equivalents and restricted cash and $1.4 billion in marketable securities. We generated revenue of $363.0 million and $198.5 million in the three months ended March 31, 2022 and 2021, respectively, representing year-over-year growth of 83%. Substantially all of our revenue is subscription software sales. Our net income (loss) was $9.7 million and $(13.1) million for the three months ended March 31, 2022 and 2021, respectively. We generated operating cash flow of $147.4 million and $51.7 million in the three months ended March 31, 2022 and 2021, respectively. Our free cash flow was $129.9 million and $44.5 million in the three months ended March 31, 2022 and 2021, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” for additional information.

Since December 2019, a novel strain of coronavirus, which we refer to, together with other related strains of coronavirus, as "COVID-19", has spread across the world, including to the United States and other countries in which we and our customers, partners, suppliers, vendors and other parties with whom we do business operate. The extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on certain developments, including the duration and spread of the outbreak, especially in light of the emergence of new variant strains of COVID-19, its impact on industry events, and its effect on our customers, partners, suppliers and vendors and other parties with whom we do business, and the availability, distribution and acceptance of vaccines, all of which are uncertain and cannot be predicted at this time. To the extent possible, we are conducting business as usual. Towards the end of the quarter ended March 31, 2022, we increased our office activity, such as in-person meetings, events, and travel in compliance with applicable government orders and guidelines. We are continuing to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our business operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, vendors and stockholders. The extent to which the COVID-19 pandemic, including variant strains of COVID-19, may impact our results of operations and financial condition remains uncertain. Due to our subscription model, the effect of the COVID-19 pandemic, if any, may not be fully reflected in our results of operations until future periods. In addition, as we continue to increase office activity globally, increase travel, participate in and hold more in-person meetings and events, continue hiring and increase capital expenditures for additional office space, our costs and expenses may increase and our margins may decrease in future quarters.
Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of March 31, 2022, we had approximately 19,800 customers spanning organizations of a broad range of sizes and industries, compared to approximately 15,200 as of March 31, 2021. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.
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

Expanding Within Our Existing Customer Base

Our base of customers represents a significant opportunity for further sales expansion. As of March 31, 2022, we had approximately 2,250 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 85% of our ARR, up from 1,406 customers as of March 31, 2021, representing 79% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. We updated the definition of MRR as of the quarter ended September 30, 2021 to capture usage from subscriptions with committed contractual amounts and applied this change retrospectively. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of each of March 31, 2022 and 2021, our dollar-based net retention rate was above 130%. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the dollar-based net retention rate.
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
Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have proven initial success of our platform approach, through expansion beyond our initial infrastructure monitoring solution, to include APM in 2017, logs in 2018, user experience and network performance monitoring in 2019 and security monitoring in 2020. As of March 31, 2022, approximately 81% of our customers were using more than one product, up from approximately 75% a year earlier. We believe these metrics indicate strong momentum in the uptake of our newer platform products.
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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 28% of total revenue for the three months ended March 31, 2022 and 2021. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in EMEA and APAC. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo.
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
Other Income, Net
Other income, net consists of interest income, primarily due to income earned on money market funds included in cash and cash equivalents and on marketable securities, partially offset by interest expense due on the 2025 Notes (as defined below) and amortization of premiums on our marketable securities.
Provision for Income Taxes

Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We recorded a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue	$363,030	$198,549
Cost of revenue (1)(2)(3)	74,462	46,666
Gross profit	288,568	151,883
Operating expenses
Research and development (1)(3)	150,608	79,266
Sales and marketing (1)(2)(3)	101,166	64,353
General and administrative (1)(3)	26,380	21,094
Total operating expenses	278,154	164,713
Operating income (loss)	10,414	(12,830)
Other income:
Interest expense (4)	(5,247)	(5,472)
Interest income and other income, net	5,687	5,773
Other income, net	440	301
Income (loss) before provision for income taxes	10,854	(12,529)
Provision for income taxes	(1,116)	(539)
Net income (loss)	$9,738	$(13,068)
_________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$1,653	$701
Research and development	44,696	16,069
Sales and marketing	14,595	7,010
General and administrative	5,940	5,081
Total	$66,884	$28,861
_________________
(2)Includes amortization of acquired intangibles expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$1,413	$355
Sales and marketing	203	—
Total	$1,616	$355

_________________
(3) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$102	$95
Research and development	3,297	1,771
Sales and marketing	1,109	1,179
General and administrative	257	124
Total	$4,765	$3,169
_________________
(4) Includes amortization of issuance costs as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Interest expense	$840	$835
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(as a percentage of total revenue(1))
Revenue	100%	100%
Cost of revenue	21	24
Gross profit	79	76
Operating expenses
Research and development	41	40
Sales and marketing	28	32
General and administrative	7	11
Total operating expenses	77	83
Operating income (loss)	3	(6)
Other income (loss):
Interest expense	(1)	(3)
Interest income and other income, net	2	3
Other income (loss), net	0	0
Loss before provision for income taxes	3	(6)
Provision for income taxes	0	(1)
Net income (loss)	3%	(7)%
_________________
(1)Certain items may not total due to rounding.
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue	$363,030	$198,549	$164,481	83%
Revenue increased by $164.5 million, or 83%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Approximately 80% of the increase in revenue was attributable to growth from existing customers, and the remaining 20% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Cost of revenue	$74,462	$46,666	$27,796	60%
Gross margin	79%	76%
Cost of revenue increased by $27.8 million, or 60%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to an increase of $22.4 million in third-party cloud infrastructure hosting and software costs, an increase of $2.0 million in personnel expenses as a result of increased headcount, and an increase of $1.8 million in depreciation and amortization expense.
Our gross margin increased by 3% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily as a result of increased revenue and cost savings from our third-party cloud infrastructure providers.
Research and Development

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Research and development	$150,608	$79,266	$71,342	90%
Percentage of revenue	41%	40%
Research and development expense increased by $71.3 million, or 90%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to an increase of $57.3 million in personnel costs for our engineering, product and design teams as a result of increased headcount, an increase of $10.6 million in cloud infrastructure-related investments, and an increase of $2.6 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.
Sales and Marketing

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Sales and marketing	$101,166	$64,353	$36,813	57%
Percentage of revenue	28%	32%
Sales and marketing expense increased by $36.8 million, or 57%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to an increase of $32.2 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel, an increase of $2.2 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure, and an increase of $1.9 million in advertising, marketing, and promotional activities.

General and Administrative

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(dollars in thousands)
General and administrative	$26,380	$21,094	$5,286	25%
Percentage of revenue	7%	11%
General and administrative expense increased by $5.3 million, or 25%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to an increase of $5.6 million in personnel costs as a result of increased headcount and an increase of $0.8 million related to bad debt expense. These amounts were partially offset by a decrease in $1.2 million related to legal fees.
Other Income, Net

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Other income, net	$440	$301	$139	46%
Percentage of revenue	0%	0%
Other income, net increased by $0.1 million, or 46%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily driven by a decrease of $0.2 million in amortization of premiums on our marketable securities. The increase was partially offset by a decrease of $0.1 million in interest income, mainly due to income earned from investments in marketable securities.
Liquidity and Capital Resources

Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, hosting expenses, facility expenses, and marketing expenses. We have generated positive cash flows from operations during the three months ended March 31, 2022 and 2021, and have historically supplemented working capital requirements through net proceeds from the sale of debt and equity securities. When assessing sources of liquidity, we also include cash and cash equivalents of $271.7 million and marketable securities of $1.4 billion as of March 31, 2022. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support our cash requirements for the next 12 months and beyond.

Our working capital requirements are principally comprised of workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancellable and non-cancelable licenses and services arrangements that are integral to our business operations, and operating lease obligations. Our principal commitments consist of purchase commitments for business operations, operating lease obligations, and obligations to pay the 2025 Notes' coupons and principal. Purchase commitments for business operations are primarily related to cloud hosting and other software-based services. In June 2020, we issued $747.5 million aggregate principal amount of the 2025 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

During the three months ended March 31, 2022, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash provided by operating activities	$147,388	$51,650
Cash (used in) provided by investing activities	(150,354)	90,710
Cash provided by financing activities	4,242	3,030
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2022 increased $95.7 million compared to the three months ended March 31, 2021, primarily driven by an increase in non-cash charges of $45.0 million and an increase in deferred revenue of $60.7 million. The increase in non-cash charges related primarily to an increase of $38.0 million in stock-based compensation as we continued to increase headcount to support the growth of the business. The increase in deferred revenue resulted primarily from increased billings for subscriptions. The increase in cash provided by operating activities was offset by an increase in accounts receivable of $16.5 million due to increases in sales.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 increased $241.1 million compared to the three months ended March 31, 2021, primarily driven by an increase in the investment of marketable securities of $179.4 million, a decrease in proceeds from maturities of marketable securities of $53.5 million, and an increase in purchases of property and equipment of $8.5 million. The increase in cash used in investing activities was offset by a decrease in proceeds from sales of marketable securities of $6.6 million.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 increased $1.2 million compared to the three months ended March 31, 2021, primarily due to an increase in proceeds from the exercise of stock options.
Non-GAAP Free Cash Flow
We report our financial results in accordance with GAAP. To supplement our condensed consolidated financial statements, we provide investors with the amount of free cash flow, which is a non-GAAP financial measure. Free cash flow represents net cash provided by operating activities, reduced by capital expenditures and capitalized software development costs, if any. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The reduction of capital expenditures and amounts capitalized for software development facilitates comparisons of our liquidity on a period-to-period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, board of directors, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP-based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results.

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$147,388	$51,650
Less: Purchases of property and equipment	(9,514)	(998)
Less: Capitalized software development costs	(7,973)	(6,183)
Free cash flow	$129,901	$44,469
Critical Accounting Estimates
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
Interest Rate Risk
As of March 31, 2022, we had $241.1 million in cash equivalents and $1.4 billion in marketable securities, which consisted of commercial debt, certificates of deposit, U.S. and non-U.S. government treasury securities, and commercial paper. In addition, we had $3.4 million of restricted cash due to the outstanding letters of credit established in connection with lease agreements for our facilities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of March 31, 2022, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

The ongoing COVID-19 pandemic has and may continue to prevent us or our employees, customers, partners, suppliers or vendors or other parties with whom we do business from conducting certain marketing and other business activities for an indefinite period of time, which could adversely impact our business, financial position and results of operations. Further, in response to the COVID-19 pandemic, including the emergence and spread of new variant strains of COVID-19, many state, local and foreign governments put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, occupancy limits, vaccination mandates and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur or reoccur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations or those of our customers, partners, suppliers or vendors or other parties with whom we do business.
Beginning in March 2020, we took measures intended to help minimize the risk of the virus to our employees and the communities in which we participate. These measures included temporarily suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually any Datadog events and discouraging employee attendance at any industry events or in-person work-related meetings. Towards the end of the quarter ended March 31, 2022, we increased our office activity, such as in-person meetings and events, and we have also resumed travel in compliance with applicable government orders and guidelines. However, many of our employees continue to work remotely and in-person meetings remain limited relative to levels before the pandemic. We have a distributed workforce and our employees are accustomed to working remotely and working with others who are working remotely. However, the limitation of in-person meetings could negatively impact our marketing efforts, the length or variability of our sales cycles, our international expansion efforts or the length of our average recruiting cycle for employees across the organization. Further, operational or other challenges could arise as we and our customers, partners, suppliers and vendors and other parties with whom we do business continue to operate via a remote workforce. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.

COVID-19 has adversely affected workforces, economies and financial markets globally, leading to an economic downturn and a reduction in customer spending on our solutions or an inability for our customers, partners, suppliers or vendors or other parties with whom we do business to meet their contractual obligations, and such conditions may reoccur. While it is not possible at this time to predict the duration and extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular, the continued spread of COVID-19, especially in light of the emergence of new variant strains of COVID-19, and the measures taken by governments, businesses and other organizations in response to COVID-19, as well as the uncertainty around the duration of business disruptions, and rates of vaccination could adversely impact our business, financial condition and results of operations. For example, during the second quarter of 2020, we experienced some impact to the rate of usage growth from our existing customers. In addition, we have provided and may continue to provide guidance about our business and future operating results, which is based on certain assumptions, estimates and expectations as of the date such guidance is given. Guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. If we were to revise or fail to meet our announced guidance or expectations of analysts as a result of these factors, the price of our Class A common stock could be negatively affected. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability expand within our existing customer base, acquire new customers, develop and expand our sales and marketing capabilities and expand internationally.

Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, inflation, rising interest rates, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases (such as the ongoing COVID-19 pandemic), warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. The war in Ukraine and the related political and economic responses imposed on Russia such as sanctions, may exacerbate these issues and trends especially in Europe. In addition, these types of unfavorable conditions could disrupt the timing of and attendance at key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted, our marketing investments, sales pipeline and ability to generate new customers and sales of our products could be negatively and adversely affected. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.
Risks Associated with our Growth
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $363.0 million, $198.5 million, $1,028.8 million and $603.5 million for the three months ended March 31, 2022 and 2021 and the years ended December 31, 2021 and 2020, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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

We generated net losses in each year since our inception, including net losses of $20.7 million and $24.5 million for the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022, we had an accumulated deficit of $142.4 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
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
Our future success depends in part on our ability to sell additional subscriptions and products to our existing customers, and our customers renewing their subscriptions when the contract term expires. The terms of our subscription agreements are primarily monthly or annual, with some quarterly, semi-annual and multi-year. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Whether our customers renew or expand their subscriptions with us may be impacted by a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, the effects of global economic conditions, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic and the war in Ukraine and related sanctions, or reductions in our customers’ spending on IT solutions or their spending levels generally. In addition, the factors impacting our ability to sell additional subscriptions and products to our customers may be exacerbated by the COVID-19 pandemic and the war in Ukraine and related sanctions. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. If our customers do not purchase additional subscriptions and products from us or our customers fail to renew their subscriptions, our revenue may decline and our business, financial condition and results of operations may be harmed.
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
We also process, store and transmit our own data as part of our business and operations. This data may include personal, confidential or proprietary information. We may expend significant resources, fundamentally change our business activities and practices, or modify our operations or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. While we have developed systems and processes designed to protect the integrity, confidentiality, and security of our and our customers’ data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.

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
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, including those impacted by the ongoing COVID-19 pandemic and war in Ukraine;
•the effect of other economic factors, including inflation, pricing and currency fluctuations;
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
The CCPA, which became effective on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of the sale of personal information, and receive detailed information about how their personal information is used. The CCPA provides a private right of action and statutory damages for data breaches and may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. In addition, the California Privacy Rights Act, or the CPRA, which amends the CCPA, was approved by California voters on November 3, 2020 and is scheduled to go into effect on January 1, 2023. The CPRA would, among other things, amend the CCPA to give California residents the ability to limit the use of their sensitive information, provide additional penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. Both the CCPA and CPRA could impact our business activities depending on how they are interpreted. These laws exemplify the vulnerability of our business not only to security incidents but also to the evolving regulatory environment related to personal information and protected health information. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, the results of our operations, and our financial condition. For example, each of Colorado, Utah and Virginia have recently passed similar consumer privacy legislation, all of which differ from the CPRA and become effective in 2023.
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
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Cuts and Jobs Act and federal income tax legislation proposed by Congress;
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 28% and 28% for the three months ended March 31, 2022 and 2021, respectively. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of March 31, 2022, approximately 39% of our full-time employees were located outside of the United States, 37% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
•potential changes in trade relations, sanctions, regulations, or laws;
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
•political instability, terrorist activities and military conflict, including the war in Ukraine;

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
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions including those related to the ongoing COVID-19 pandemic and the war in Ukraine and related sanctions, may also negatively impact the market price of our Class A common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our executive officers, directors and their affiliates, which will limit the ability of holders of our Class A common stock to influence the outcome of important transactions.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2022, our outstanding shares of Class B common stock represented approximately 53% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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

Further, as of March 31, 2022, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have hired, and need to continue to hire, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to comply with Section 404.
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
During the quarter ended March 31, 2022, the conditional conversion feature of the 2025 Notes was triggered. As a result, holders of the 2025 Notes are entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their 2025 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2025 Notes when these conversion triggers are satisfied, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Datadog, Inc.	8-K	001-39051	3.1	September 23, 2019
3.2	Amended and Restated Bylaws of Datadog, Inc.	S-1/A	333-233428	3.4	August 23, 2019
10.1	Offer Letter, by and between Datadog, Inc. and Adam Blitzer, dated April 23, 2021					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

DATADOG, INC.

Date: May 6, 2022	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2022	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)