Form 10-Q
period 2022-06-30
Datadog, Inc.
filed 2022-08-08
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2022, there were 290,815,845 shares of the registrant’s Class A common stock and 25,629,842 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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
•the growth rates of the markets in which we compete; and
•the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.
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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DATADOG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$238,859	$270,973
Marketable securities	1,464,681	1,283,473
Accounts receivable, net of allowance for credit losses of $3,989 and $2,997 as of June 30, 2022 and December 31, 2021, respectively	305,501	268,824
Deferred contract costs, current	27,345	23,235
Prepaid expenses and other current assets	33,202	24,443
Total current assets	2,069,588	1,870,948
Property and equipment, net	97,791	75,152
Operating lease assets	64,016	61,355
Goodwill	334,687	292,176
Intangible assets, net	17,960	15,704
Deferred contract costs, non-current	46,840	42,062
Restricted cash	3,214	3,490
Other assets	20,391	19,907
TOTAL ASSETS	$2,654,487	$2,380,794
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,650	$25,270
Accrued expenses and other current liabilities	111,622	111,284
Operating lease liabilities, current	22,357	20,157
Deferred revenue, current	444,247	371,985
Total current liabilities	625,876	528,696
Operating lease liabilities, non-current	51,771	52,106
Convertible senior notes, net	737,160	735,482
Deferred revenue, non-current	14,526	13,896
Other liabilities	10,034	9,411
Total liabilities	1,439,367	1,339,591
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 290,783,440 and 263,339,585 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3	2
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 25,632,342 and 50,025,852 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	1
Additional paid-in capital	1,380,873	1,197,136
Accumulated other comprehensive loss	(18,509)	(3,830)
Accumulated deficit	(147,247)	(152,106)
Total stockholders’ equity	1,215,120	1,041,203
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,654,487	$2,380,794
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$406,138	$233,549	$769,168	$432,098
Cost of revenue	81,925	57,098	156,387	103,764
Gross profit	324,213	176,451	612,781	328,334
Operating expenses:
Research and development	177,699	94,779	328,307	174,045
Sales and marketing	115,270	70,412	216,436	134,765
General and administrative	34,383	21,146	60,763	42,240
Total operating expenses	327,352	186,337	605,506	351,050
Operating (loss) income	(3,139)	(9,886)	7,275	(22,716)
Other income:
Interest expense	(4,541)	(5,064)	(9,788)	(10,536)
Interest income and other income, net	7,669	5,292	13,356	11,065
Other income, net	3,128	228	3,568	529
(Loss) income before (provision for) benefit from income taxes	(11)	(9,658)	10,843	(22,187)
(Provision for) benefit from income taxes	(4,868)	296	(5,984)	(243)
Net (loss) income	$(4,879)	$(9,362)	$4,859	$(22,430)
Net (loss) income attributable to common stockholders	$(4,879)	$(9,362)	$4,859	$(22,430)
Basic net (loss) income per share	$(0.02)	$(0.03)	$0.02	$(0.07)
Diluted net (loss) income per share	$(0.02)	$(0.03)	$0.01	$(0.07)
Weighted average shares used in calculating basic net (loss) income per share:	314,795	308,019	314,130	307,032
Weighted average shares used in calculating diluted net (loss) income per share:	314,795	308,019	345,444	307,032
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(4,879)	$(9,362)	$4,859	$(22,430)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,565)	160	(3,104)	(692)
Unrealized loss on available-for-sale marketable securities	(3,389)	(80)	(11,575)	(763)
Other comprehensive (loss) income	(5,954)	80	(14,679)	(1,455)
Comprehensive loss	$(10,833)	$(9,282)	$(9,820)	$(23,885)
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—March 31, 2022	314,921,005	$3	$1,271,777	$(12,555)	$(142,368)	$1,116,857
Issuance of common stock upon exercise of stock options	506,753	—	2,198	—	—	2,198
Vesting of restricted stock units	650,490	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	191,019	—	7,608	—	—	7,608
Issuance of common stock under the Employee Stock Purchase Plan	146,515	—	13,557	—	—	13,557
Stock-based compensation	—	—	85,733	—	—	85,733
Change in accumulated other comprehensive loss	—	—	—	(5,954)	—	(5,954)
Net loss	—	—	—	—	(4,879)	(4,879)
BALANCE—June 30, 2022	316,415,782	$3	$1,380,873	$(18,509)	$(147,247)	$1,215,120

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—March 31, 2021	307,804,350	$3	$985,004	$752	$(144,429)	$841,330
Issuance of common stock upon exercise of stock options	1,210,516	—	2,928	—	—	2,928
Vesting of early exercised stock options	—	—	206	—	—	206
Vesting of restricted stock units	440,858	—	—	—	—	—
Issuance of restricted shares of common stock from acquisition	245,761	—	31,329	—	—	31,329
Issuance of common stock under the Employee Stock Purchase Plan, net of shares withheld for taxes	139,649	—	9,794	—	—	9,794
Stock-based compensation	—	—	36,574	—	—	36,574
Changes in accumulated other comprehensive income	—	—	—	80	—	80
Net loss	—	—	—	—	(9,362)	(9,362)
BALANCE—June 30, 2021	309,841,134	$3	$1,065,835	$832	$(153,791)	$912,879

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2021	313,365,437	$3	$1,197,136	$(3,830)	$(152,106)	$1,041,203
Issuance of common stock upon exercise of stock options	1,673,753	—	6,416	—	—	6,416
Vesting of early exercised stock options	—	—	33	—	—	33
Vesting of restricted stock units	1,039,058	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	191,019	—	7,608	—	—	7,608
Issuance of common stock under the Employee Stock Purchase Plan	146,515	—	13,557	—	—	13,557
Stock-based compensation	—	—	156,123	—	—	156,123
Change in accumulated other comprehensive loss	—	—	—	(14,679)	—	(14,679)
Net income	—	—	—	—	4,859	4,859
BALANCE—June 30, 2022	316,415,782	$3	$1,380,873	$(18,509)	$(147,247)	$1,215,120

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2020	305,880,063	$3	$1,103,305	$2,287	$(148,163)	$957,432
Effect of adoption of ASU 2020-06	—	—	(173,070)	—	16,802	(156,268)
BALANCE—January 1, 2021	305,880,063	3	930,235	2,287	(131,361)	801,164
Issuance of common stock upon exercise of stock options	2,530,629	—	6,217	—	—	6,217
Vesting of early exercised stock options	—	—	500	—	—	500
Vesting of restricted stock units	789,210	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	501,583	—	51,501	—	—	51,501
Issuance of common stock under the Employee Stock Purchase Plan	139,649	—	9,794	—	—	9,794
Stock-based compensation	—	—	67,588	$—	—	67,588
Change in accumulated other comprehensive income (loss)	—	—	—	(1,455)	—	(1,455)
Net loss	—	—	—	—	(22,430)	(22,430)
BALANCE—June 30, 2021	309,841,134	$3	$1,065,835	$832	$(153,791)	$912,879

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,859	$(22,430)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,512	9,865
Amortization of discounts or premiums on marketable securities	6,697	8,113
Amortization of issuance costs	1,682	1,672
Amortization of deferred contract costs	12,580	7,853
Stock-based compensation, net of amounts capitalized	149,283	63,376
Non-cash lease expense	9,686	8,061
Allowance for credit losses on accounts receivable	1,931	527
Loss on disposal of property and equipment	1,149	156
Changes in operating assets and liabilities:
Accounts receivable, net	(38,100)	(24,908)
Deferred contract costs	(21,469)	(16,701)
Prepaid expenses and other current assets	(12,629)	(2,537)
Other assets	(1,752)	(932)
Accounts payable	23,179	7,372
Accrued expenses and other liabilities	(4,310)	7,308
Deferred revenue	72,050	56,578
Net cash provided by operating activities	220,348	103,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(718,785)	(490,983)
Maturities of marketable securities	516,754	570,206
Proceeds from sale of marketable securities	2,006	41,715
Purchases of property and equipment	(15,501)	(4,227)
Capitalized software development costs	(14,780)	(12,392)
Cash paid for acquisition of businesses; net of cash acquired	(39,566)	(200,348)
Net cash used in investing activities	(269,872)	(96,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,451	6,162
Proceeds from issuance of common stock under the employee stock purchase plan	13,557	9,794
Employee payroll taxes paid related to net share settlement under the employee stock purchase plan	—	(245)
Repayments of convertible senior notes	(3)	—
Net cash provided by financing activities	20,005	15,711

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,871)	(662)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(32,390)	22,393
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	274,463	228,711
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$242,073	$251,104

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$386	$543

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$1,078	$914
Stock-based compensation included in capitalized software development costs	$6,840	$4,212
Vesting of early exercised options	$33	$500
Issuance of restricted shares of common stock for the acquisition of businesses	$7,608	$51,501
Acquisition holdback	$5,473	$1,195

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$238,859	$247,442
Restricted cash	3,214	3,662
Total cash, cash equivalents and restricted cash	$242,073	$251,104
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
Accounting Pronouncements Recently Adopted

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU No. 2021-08"), which intends to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. It is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The Company early adopted ASU No. 2021-08 on January 1, 2022 on a prospective basis with no material impact on the Company's condensed consolidated financial statements.

3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$998,355	$—	$(12,370)	$985,985
Certificates of deposit	72,843	3	(167)	72,679
U.S. government treasury securities	179,598	6	(1,425)	178,179
Commercial paper	220,720	8	(849)	219,879
Non-U.S. government securities	8,027	—	(68)	7,959
Marketable securities	$1,479,543	$17	$(14,879)	$1,464,681

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$1,034,573	$43	$(2,564)	$1,032,052
Certificates of deposit	14,574	5	(10)	14,569
U.S. government treasury securities	77,628	18	(204)	77,442
Commercial paper	151,379	14	(37)	151,356
Non-U.S. government securities	8,071	—	(17)	8,054
Marketable securities	$1,286,225	$80	$(2,832)	$1,283,473
As of June 30, 2022, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$1,314,455
Due in one year through five years	150,226
Total	$1,464,681
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
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$182,572	$—	$—	$182,572
Commercial paper	—	25,314	—	25,314
Corporate debt securities	—	790	—	790
Marketable Securities:
Corporate debt securities	—	985,985	—	985,985
Certificates of deposit	—	72,679	—	72,679
U.S. government treasury securities	—	178,179	—	178,179
Commercial paper	—	219,879	—	219,879
Non-U.S. government treasury securities	—	7,959	—	7,959
Total financial assets	$182,572	$1,490,785	$—	$1,673,357

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$241,571	$—	$—	$241,571
Marketable Securities:
Corporate debt securities	—	1,032,052	—	1,032,052
Certificates of deposit	—	14,569	—	14,569
U.S. government treasury securities	—	77,442	—	77,442
Commercial paper	—	151,356	—	151,356
Non-U.S. government treasury securities	—	8,054	—	8,054
Total financial assets	$241,571	$1,283,473	$—	$1,525,044
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
5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Computers and equipment	$28,495	$16,885
Furniture and fixtures	8,568	6,595
Leasehold improvements	19,979	20,669
Capitalized software development costs	109,484	86,189
Total property and equipment	$166,526	$130,338
Less: accumulated depreciation and amortization	(68,735)	(55,186)
Total property and equipment, net	$97,791	$75,152

The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $6.4 million and $12.2 million for the three and six months ended June 30, 2022, respectively. Depreciation and amortization expense was approximately $4.4 million and $8.4 million for the three and six months ended June 30, 2021, respectively.
6. Acquisitions, Intangible Assets and Goodwill
2022 Acquisitions
In June 2022, the Company entered into two purchase agreements for acquisitions of businesses, both of which transactions were accounted for as business combinations in accordance with ASC 805, Business Combinations. The Company does not consider these acquisitions to be material, individually or in aggregate. The total purchase price was allocated to intangible assets in the amount of $5.6 million and goodwill in the amount of $43.9 million based on the respective estimated fair values. The resulting goodwill from both acquisitions is not deductible for income tax purposes. Pro forma results of operations from these acquisitions have not been presented because they were not material to the consolidated results of operations.
2021 Acquisitions
In October and December 2021, the Company entered into two purchase agreements for the acquisitions of businesses, both of which transactions were accounted for as business combinations in accordance with ASC 805, Business Combinations. The Company does not consider these acquisitions to be material, individually or in aggregate. The total purchase price was allocated to intangible assets in the amount of $4.3 million and goodwill in the amount of $36.6 million based on the respective estimated fair values. The resulting goodwill from both acquisitions is not deductible for income tax purposes. Pro forma results of operations from these acquisitions have not been presented because they were not material to the consolidated results of operations.
In April 2021, the Company entered into a Stock Purchase Agreement pursuant to which the Company acquired all of the issued and outstanding shares of a SaaS based security platform company. The consideration was approximately $219.4 million, comprising cash and Class A common stock. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and accordingly, the total fair value of the purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The total preliminary purchase price allocated to intangible assets and goodwill was $12.0 million and $204.3 million, respectively. The resulting goodwill is not deductible for income tax purposes. Intangible assets consisted of developed technology in the amount of $8.7 million and customer relationships in the amount of $3.3 million. The useful life for developed technology and customer relationships are three and four years, respectively. Additionally, there was a one-time severance charge of $1.3 million recorded on the acquisition date. Goodwill resulted primarily from the expectation of enhancing the Company's current application security tools. Pro forma results of operations for this acquisition have not been presented because they were not material to the condensed consolidated results of operations.
In February 2021, the Company entered into a Stock Purchase Agreement pursuant to which the Company acquired all of the issued and outstanding shares of a target company with the purchase price paid in cash and Class A common stock. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase price was allocated to intangible assets in the amount of $1.7 million and goodwill in the amount of $34.3 million based on the respective estimated fair values. Goodwill resulted primarily from the expectation of enhancing the Company's current observability tools. The resulting goodwill is not deductible for income tax purposes. Pro forma results of operations for this acquisition have not been presented because they were not material to the condensed consolidated results of operations.
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$22,746	$(7,077)	$15,669	3 years
Customer relationships	3,300	(1,009)	2,291	4 years
Total	$26,046	$(8,086)	$17,960

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$17,186	$(4,182)	$13,004	3 years
Customer relationships	3,300	(600)	2,700	4 years
Total	$20,486	$(4,782)	$15,704
Intangible amortization expense was approximately $1.7 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and $3.3 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2022	$4,185
2023	7,839
2024	4,838
2025	1,098
Total	$17,960
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2021	$292,176
2022 Acquisitions	43,926
Foreign currency translation adjustments	(1,415)
Balance as of June 30, 2022	$334,687
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
During the three months ended June 30, 2022, the conditional conversion feature of the 2025 Notes was not triggered as the last reported sale price of the Company's Class A common stock was not greater than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter ended June 30, 2022. Therefore the 2025 Notes are not convertible, in whole or in part, at the option of the holders between July 1, 2022 through September 30, 2022. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. As of June 30, 2022, the Company has received an immaterial amount of conversion notices from the holders and the 2025 Notes were classified as long-term debt on the Company's condensed consolidated balance sheet.
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
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	June 30, 2022	December 31, 2021
Convertible senior notes, net:
Principal	$747,496	$747,500
Unamortized debt issuance costs	(10,336)	(12,018)
Net carrying amount	$737,160	$735,482
As of June 30, 2022, the total estimated fair value of the 2025 Notes was approximately $940.9 million. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates.
The following table sets forth the interest expense related to the 2025 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$233	$233	$467	$467
Amortization of issuance costs	842	837	1,682	1,672
Total	$1,075	$1,070	$2,149	$2,139
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
8. Commitments and Contingencies
Non-cancelable Material Commitments—During the six months ended June 30, 2022, other than certain non-cancelable operating leases described in Note 9, Leases, there have been no other material changes outside the ordinary course of business to the Company's contractual obligations and commitments from those disclosed in the Annual Report.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for administrative costs of the 401(k) plan and beginning on January 1, 2022, the Company began making matching contributions to the 401(k) plan. For the three and six months ended June 30, 2022, the Company incurred expense of $1.5 million and $2.7 million, respectively, for matching contributions. The Company did not make any matching contributions to the 401(k) plan for the three and six months ended June 30, 2021.

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
9. Leases
The Company has entered into various non-cancelable operating leases for its facilities expiring between 2022 and 2030. Certain lease agreements contain an option for the Company to renew a lease for a term of up to five years or an option to terminate a lease early within one year. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.
The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost(1)	$6,028	$4,764	$11,265	$9,520
Short-term lease cost	2,155	662	3,324	1,454

1)Includes non-cash lease expense of $5.3 million and $4.1 million for the three months ended June 30, 2022 and 2021, respectively, and $9.7 million and $8.1 million for the six months ended June 30, 2022 and 2021, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities	$11,682	$9,603
Operating lease assets obtained in exchange for new lease liabilities	13,129	—
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2022	$13,168
2023	22,901
2024	13,322
2025	8,772
2026	6,693
2027 and beyond	17,622
Total lease payments	$82,478
Less: imputed interest	(8,350)
Present value of lease liabilities	$74,128

As of June 30, 2022, the Company had two additional operating leases that had not yet commenced, which are excluded from the table above. The operating leases will commence in fiscal year 2022 and have total undiscounted future payments of $10.8 million with a weighted-average lease term of 6.3 years.
In July 2022, the Company entered into an agreement to extend its New York headquarters lease and lease new floors within the same building. The Company expects delivery of the new floors in phases from 2022 to 2025, with the leases expiring in June 2033. The minimum commitment in connection with this lease is $182.3 million, which has been excluded from the table above as the lease has yet to commence.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

June 30, 2022
Weighted-average remaining lease term (years)	4.6
Weighted-average discount rate	4.46%
10. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America	$291,159	$168,196	$551,021	$311,085
International	114,979	65,353	218,147	121,013
Total	$406,138	$233,549	$769,168	$432,098
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
Revenue recognized during the three months ended June 30, 2022 and 2021, which was included in the deferred revenue balances at the beginning of each such period, was $198.3 million and $108.4 million, respectively. Revenue recognized during the six months ended June 30, 2022 and 2021 that was included in the deferred revenue balances at the beginning of each such period was $279.9 million and $158.8 million, respectively.
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of June 30, 2022 and December 31, 2021, the aggregate transaction price allocated to remaining performance obligations was $881.4 million and $815.0 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Accounts Receivable
Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. During the six months ended June 30, 2022 and 2021, the Company charged $0.9 million and $0.7 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of June 30, 2022 and December 31, 2021, unbilled accounts receivable of approximately $58.2 million and $44.2 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.
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
Deferred contract costs on the Company’s condensed consolidated balance sheets were $74.2 million and $65.3 million as of June 30, 2022 and December 31, 2021, respectively. Amortization expense was $6.6 million and $4.1 million for the three months ended June 30, 2022 and 2021, respectively, and was $12.6 million and $7.9 million for the six months ended June 30, 2022 and 2021, respectively.
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
During the three and six months ended June 30, 2022, 6,284,309 shares and 24,393,510 shares of Class B common stock were converted into Class A common stock, respectively.
As of June 30, 2022, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 290,783,440 shares of Class A common stock and 25,632,342 shares of Class B common stock were issued and outstanding.
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Company's initial public offering of Class A common stock (the "IPO"), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of June 30, 2022, there were 19,567,562 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and performance stock units ("PSUs") and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants and advisors of the Company. As of June 30, 2022, there were 67,352,167 shares available for grant under the 2019 Plan.

Stock Options
The following table summarizes the Company’s stock option activity and weighted-average exercise prices:

	Number Of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance outstanding—December 31, 2021	21,372,561	$3.31	5.5	$3,735,819
Options granted	—	—
Options exercised	(1,673,753)	3.83
Options forfeited or expired	(101,980)	5.94
Balance outstanding—June 30, 2022	19,596,828	$3.26	4.9	$1,802,576
Ending Exercisable—June 30, 2022	16,977,114	$2.37	4.6	$1,576,610
As of June 30, 2022, there were 29,266 shares of Class A common stock and 19,567,562 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2021, there were 31,671 shares of Class A common stock and 21,340,890 shares of Class B common stock issuable upon the exercise of options outstanding.
Total compensation cost related to unvested awards not yet recognized was approximately $20.0 million and $31.6 million as of June 30, 2022 and December 31, 2021, respectively. The weighted-average period over which this compensation cost related to unvested employee awards will be recognized is 0.9 years and 1.3 years as of June 30, 2022 and December 31, 2021, respectively.
There were no options granted during the six months ended June 30, 2022 and 2021. The Company received approximately $6.5 million and $6.2 million in cash proceeds from options exercised during the six months ended June 30, 2022 and 2021, respectively. The intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was approximately $217.0 million and $229.6 million, respectively. The aggregate fair value of options vested during the six months ended June 30, 2022 and 2021 was $12.7 million and $14.5 million, respectively.
Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. The Company has no liability recorded related to early exercises of options as of June 30, 2022. As of December 31, 2021, the Company had recorded liabilities related to early exercises of options for 31,500 shares of Class B common stock.
Restricted Stock Units, Restricted Stock Awards and Performance Stock Units
The following table summarizes the activity for the Company’s unvested RSUs and PSUs:

	Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2021	8,081,269	$101.21
Awarded	3,119,713	124.03
Vested	(1,039,058)	74.93
Forfeited/canceled	(422,308)	103.66
Unvested and outstanding—June 30, 2022	9,739,616	$111.22
The Company granted 244,445, 96,210, 117,538, 245,761, 98,593, and 191,809 restricted shares of Class A common stock in November 2019, June 2020, February 2021, April 2021, December 2021, and June 2022, respectively, in connection with acquisitions which are subject to service-based vesting conditions over approximately four years from the respective grant dates.

Total compensation cost related to unvested RSUs, PSUs and restricted shares of common stock not yet recognized was approximately $976.8 million and $773.6 million as of June 30, 2022 and December 31, 2021, respectively. The weighted-average period over which this compensation cost related to unvested RSUs, PSUs and restricted shares will be recognized is 2.9 years and 3.1 years as of June 30, 2022 and December 31, 2021, respectively.
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
The Company recognized $2.5 million and $4.7 million of stock-based compensation expense related to the ESPP during the three and six months ended June 30, 2022, respectively. As of June 30, 2022, $4.7 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. During the three months ended June 30, 2022, the Company issued 146,515 shares of Class A common stock under the ESPP. As of June 30, 2022, 14,976,951 shares of Class A common stock remain available for grant under the ESPP.
Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company recognizes and measures compensation expense for all stock-based payment awards granted to employees, directors and nonemployees based on the fair value of the awards on the date of grant. The determination of the grant date fair value using an option-pricing model is affected by the estimated fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The fair value of RSUs and PSUs is determined by the closing price on the date of grant of the Company’s Class A common stock, as reported on the Nasdaq Global Select Market. The Company estimates the fair value of the rights to acquire stock under the ESPP using the Black-Scholes option-pricing model. Stock-based compensation for stock options and RSUs is recognized on a straight-line basis over the requisite service period and account for forfeitures as they occur. Stock-based compensation for PSUs is amortized under the accelerated attribution method and may be adjusted over the vesting period based on interim estimates of performance against pre-set objectives. PSUs will vest upon achievement of specified performance targets and subject to continuous service through the applicable vesting dates. The compensation cost is recognized over the requisite service period when it is considered probable that the performance condition will be satisfied and account for forfeitures as they occur.
Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$2,355	$829	$4,008	$1,530
Research and development	53,309	21,639	98,005	37,708
Sales and marketing	17,590	6,606	32,185	13,616
General and administrative	9,145	5,441	15,085	10,522
Stock-based compensation, net of amounts capitalized	82,399	34,515	149,283	63,376
Capitalized stock-based compensation expense	3,334	2,059	6,840	4,212
Total stock-based compensation expense	$85,733	$36,574	$156,123	$67,588

12.Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$6,755	$5,242	$12,251	$11,140
Other income (loss), net	914	50	1,105	(75)
Interest income and other income, net	$7,669	$5,292	$13,356	$11,065
13.Income Taxes
The Company has an effective tax rate of (44,254.5)% and 3.1% for the three months ended June 30, 2022 and 2021, respectively. The Company has incurred U.S. operating losses and has minimal profits in its foreign jurisdictions during the quarter.
The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve deemed immaterial for each of the six months ended June 30, 2022 and 2021. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.
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
For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures, as defined under IRC Section 174, in the year incurred. Instead, taxpayers are required to amortize such expenditures over five years if incurred in the U.S. and over fifteen years if incurred in a foreign jurisdiction. For the six months ended June 30, 2022, the Company conformed to this change in tax law.
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

The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Basic net (loss) income per share:	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net (loss) income	$(4,421)	$(458)	$(7,163)	$(2,199)	$4,281	$578	$(16,777)	$(5,653)
Denominator:
Weighted-average shares used in calculating net income (loss) per share, basic	285,265	29,530	235,671	72,348	276,779	37,351	229,652	77,380
Basic net (loss) income per share	$(0.02)	$(0.02)	$(0.03)	$(0.03)	$0.02	$0.02	$(0.07)	$(0.07)
Diluted net (loss) income per share:
Numerator:
Allocation of distributed net (loss) income for basic computation	$(4,421)	$(458)	$(7,163)	$(2,199)	$4,281	$578	$(16,777)	$(5,653)
Reallocation of undistributed net (loss) income as a result of conversion of Class B to Class A shares	(458)	—	(2,199)	—	578	—	(5,653)	—
Allocation of undistributed (loss) income	$(4,879)	$(458)	$(9,362)	$(2,199)	$4,859	$578	$(22,430)	$(5,653)
Denominator:
Number of shares used in basic calculation	285,265	29,530	235,671	72,348	276,779	37,351	229,652	77,380
Weighted-average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	29,530	—	72,348	—	37,351	—	77,380	—
Employee stock options	—	—	—	—	19,602	—	—	—
Employee stock purchase plan	—	—	—	—	32	—	—	—
Unvested early exercises	—	—	—	—	5	—	—	—
Restricted stock units	—	—	—	—	2,955	—	—	—
Unvested restricted stock in connection with acquisition	—	—	—	—	622	—	—	—
Shares issuable upon conversion of the convertible senior notes	—	—	—	—	8,098	—	—	—
Number of shares used in diluted calculation	314,795	29,530	308,019	72,348	345,444	37,351	307,032	77,380
Diluted net (loss) income per share	$(0.02)	$(0.02)	$(0.03)	$(0.03)	$0.01	$0.02	$(0.07)	$(0.07)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of June 30,
	2022	2021
Shares subject to outstanding stock options and RSUs	2,127	31,118
Unvested early exercised stock options and restricted shares of common stock	—	959
Shares subject to the employee stock purchase plan	—	177
Shares issuable upon conversion of the convertible senior notes	—	8,098
Total	2,127	40,352
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or the Annual Report. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives of management for future operations and the potential impact that the COVID-19 pandemic may have on our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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

As of June 30, 2022, we had $242.1 million in cash, cash equivalents and restricted cash and $1.5 billion in marketable securities. We generated revenue of $406.1 million and $233.5 million in the three months ended June 30, 2022 and 2021, respectively, representing year-over-year growth of 74%. For the six months ended June 30, 2022 and 2021, our revenue was $769.2 million and $432.1 million, respectively, representing year-over-year growth of 78%. Substantially all of our revenue is subscription software sales. Our net (loss) income was $(4.9) million and $(9.4) million for the three months ended June 30, 2022 and 2021, respectively, and $4.9 million and $(22.4) million for the six months ended June 30, 2022 and 2021, respectively. We generated operating cash flow of $220.3 million and $103.4 million in the six months ended June 30, 2022 and 2021, respectively. Our free cash flow was $190.1 million and $86.8 million in the six months ended June 30, 2022 and 2021, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” for additional information.

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
Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of June 30, 2022, we had approximately 21,200 customers spanning organizations of a broad range of sizes and industries, compared to approximately 16,400 as of June 30, 2021. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.
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

Expanding Within Our Existing Customer Base

Our base of customers represents a significant opportunity for further sales expansion. As of June 30, 2022, we had approximately 2,420 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 85% of our ARR, up from 1,570 customers as of June 30, 2021, representing 80% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. We updated the definition of MRR as of the quarter ended September 30, 2021 to capture usage from subscriptions with committed contractual amounts and applied this change retrospectively. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of each of June 30, 2022 and 2021, our dollar-based net retention rate was above 130%. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the dollar-based net retention rate.
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

Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have proven initial success of our platform approach, through expansion beyond our initial infrastructure monitoring solution, to include APM in 2017, logs in 2018, user experience and network performance monitoring in 2019 and security monitoring in 2020. As of June 30, 2022, approximately 79% of our customers were using more than one product, up from approximately 75% a year earlier. We believe these metrics indicate strong momentum in the uptake of our newer platform products.
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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 28% of total revenue in each of the six months ended June 30, 2022 and 2021. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in the Europe, Middle East, and Africa and Asia-Pacific regions. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo.
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
(Provision for) Benefit from Income Taxes
(Provision for) benefit from income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We recorded a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$406,138	$233,549	$769,168	$432,098
Cost of revenue (1)(2)(3)	81,925	57,098	156,387	103,764
Gross profit	324,213	176,451	612,781	328,334
Operating expenses
Research and development (1)(3)	177,699	94,779	328,307	174,045
Sales and marketing (1)(2)(3)	115,270	70,412	216,436	134,765
General and administrative (1)(3)	34,383	21,146	60,763	42,240
Total operating expenses	327,352	186,337	605,506	351,050
Operating (loss) income	(3,139)	(9,886)	7,275	(22,716)
Other income:
Interest expense (4)	(4,541)	(5,064)	(9,788)	(10,536)
Interest income and other income, net	7,669	5,292	13,356	11,065
Other income, net	3,128	228	3,568	529
(Loss) income before (provision for) benefit from income taxes	(11)	(9,658)	10,843	(22,187)
(Provision for) benefit from income taxes	(4,868)	296	(5,984)	(243)
Net (loss) income	$(4,879)	$(9,362)	$4,859	$(22,430)
_________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$2,355	$829	$4,008	$1,530
Research and development	53,309	21,639	98,005	37,708
Sales and marketing	17,590	6,606	32,185	13,616
General and administrative	9,145	5,441	15,085	10,522
Total	$82,399	$34,515	$149,283	$63,376
_________________
(2)Includes amortization of acquired intangibles expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$1,482	$908	$2,895	$1,263
Sales and marketing	206	163	409	$163
Total	$1,688	$1,071	$3,304	$1,426
_________________
(3) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$70	$96	$172	$191
Research and development	2,829	2,101	6,126	3,872
Sales and marketing	605	2,776	1,714	3,955
General and administrative	217	194	474	318
Total	$3,721	$5,167	$8,486	$8,336
_________________
(4) Includes amortization of issuance costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Interest expense	$842	$837	$1,682	$1,672
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%	100%
Cost of revenue	20	24	20	24
Gross profit	80	76	80	76
Operating expenses
Research and development	44	41	43	40
Sales and marketing	28	30	28	31
General and administrative	8	9	8	10
Total operating expenses	81	80	79	81
Operating (loss) income	(1)	(4)	1	(5)
Other income:
Interest expense	(1)	(2)	(1)	(2)
Interest income and other income, net	2	2	2	3
Other income, net	1	0	0	1
(Loss) income before (provision for) benefit from income taxes	0	(4)	1	(4)
(Provision for) benefit from income taxes	(1)	0	(1)	(1)
Net (loss) income	(1)%	(4)%	1%	(5)%
_________________
(1)Certain items may not total due to rounding.

Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue	$406,138	$233,549	$172,589	74%
Revenue increased by $172.6 million, or 74%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Approximately 80% of the increase in revenue was attributable to growth from existing customers, and the remaining 20% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Cost of revenue	$81,925	$57,098	$24,827	43%
Gross margin	80%	76%
Cost of revenue increased by $24.8 million, or 43%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to an increase of $18.2 million in third-party cloud infrastructure hosting and software costs, an increase of $3.4 million in personnel expenses as a result of increased headcount, and an increase of $1.7 million in depreciation and amortization expense.
Our gross margin increased by 4% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily as a result of increased revenue and cost savings from our third-party cloud infrastructure providers.
Research and Development

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Research and development	$177,699	$94,779	$82,920	87%
Percentage of revenue	44%	41%
Research and development expense increased by $82.9 million, or 87%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to an increase of $66.1 million in personnel costs for our engineering, product and design teams as a result of increased headcount, an increase of $11.4 million in cloud infrastructure-related investments, and an increase of $4.4 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.
Sales and Marketing

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Sales and marketing	$115,270	$70,412	$44,858	64%
Percentage of revenue	28%	30%
Sales and marketing expense increased by $44.9 million, or 64%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to an increase of $37.3 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel, an increase of $4.2 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure, and an increase of $1.8 million in advertising, marketing, and promotional activities.
General and Administrative

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
General and administrative	$34,383	$21,146	$13,237	63%
Percentage of revenue	8%	9%
General and administrative expense increased by $13.2 million, or 63%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to an increase of $10.3 million in personnel costs as a result of increased headcount and an increase of $0.6 million related to bad debt expense.
Other Income, Net

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Other income, net	$3,128	$228	$2,900	1,272%
Percentage of revenue	1%	0%
Other income, net increased by $2.9 million, or 1,272%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily driven by an increase of $1.5 million in interest income, mainly due to income earned from investments in marketable securities, and a decrease of $0.5 million in amortization of premiums on our marketable securities.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue	$769,168	$432,098	$337,070	78%
Revenue increased by $337.1 million, or 78%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Approximately 80% of the increase in revenue was attributable to growth from existing customers, and the remaining 20% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Cost of revenue	$156,387	$103,764	$52,623	51%
Gross margin	80%	76%
Cost of revenue increased by $52.6 million, or 51%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to an increase of $40.6 million in third-party cloud infrastructure hosting and software costs, an increase of $5.4 million in personnel expenses as a result of increased headcount, an increase of $3.5 million of depreciation and amortization, and an increase of $3.1 million of credit card processing fees and allocated overhead costs.
Our gross margin increased 4% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily as a result of increased revenue and cost savings from our third-party cloud infrastructure providers.
Research and Development

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Research and development	$328,307	$174,045	$154,262	89%
Percentage of revenue	43%	40%
Research and development expense increased by $154.3 million, or 89%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to an increase of $123.4 million in personnel costs for our engineering, product and design teams as a result of increased headcount, an increase of $22.0 million in cloud infrastructure-related investments, and an increase of $7.0 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.
Sales and Marketing

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Sales and marketing	$216,436	$134,765	$81,671	61%
Percentage of revenue	28%	31%
Sales and marketing expense increased by $81.7 million, or 61%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to an increase of $69.6 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel, an increase of $6.4 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure, and an increase of $2.4 million in advertising, marketing and promotional activities.
General and Administrative

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
General and administrative	$60,763	$42,240	$18,523	44%
Percentage of revenue	8%	10%
General and administrative expense increased by $18.5 million, or 44%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to an increase of $15.9 million in personnel expenses as a result of increased headcount, an increase of $1.5 million related to other costs and allocated overhead costs to support the growing business, and an increase of $1.4 million related to bad debt expense.

Other Income, Net

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Other income, net	$3,568	$529	$3,039	574%
Percentage of revenue	0%	0%
Other income, net increased by $3.0 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily driven by an increase of $1.1 million in interest income, mainly due to income earned from investments in marketable securities, and a decrease of $0.8 million in amortization of premiums on our marketable securities.
Liquidity and Capital Resources

Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, hosting expenses, facility expenses, and marketing expenses. We have generated positive cash flows from operations during the six months ended June 30, 2022 and 2021, and have historically supplemented working capital requirements through net proceeds from the sale of debt and equity securities. When assessing sources of liquidity, we also include cash and cash equivalents of $238.9 million and marketable securities of $1.5 billion as of June 30, 2022. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support our cash requirements for the next 12 months and beyond.

Our working capital requirements are principally comprised of workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancellable and non-cancelable licenses and services arrangements that are integral to our business operations, and operating lease obligations. Our principal commitments consist of purchase commitments for business operations, operating lease obligations, and obligations to pay the 2025 Notes' coupons and principal. Purchase commitments for business operations are primarily related to cloud hosting and other software-based services. In June 2020, we issued $747.5 million aggregate principal amount of the 2025 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. In July 2022, the Company entered into an agreement to extend its New York headquarters lease and lease new floors within the same building. The minimum commitment in connection with this lease is $182.3 million.

During the six months ended June 30, 2022, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.
Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash provided by operating activities	$220,348	$103,373
Cash used in investing activities	(269,872)	(96,029)
Cash provided by financing activities	20,005	15,711
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2022 increased $117.0 million compared to the six months ended June 30, 2021, primarily driven by an increase in non-cash charges of $98.9 million, an increase in accounts payable of $15.8 million, and an increase in deferred revenue of $15.5 million. The increase in non-cash charges related primarily to an increase of $85.9 million in stock-based compensation as we continued to increase headcount to support the growth of the business. The increase in deferred revenue resulted primarily from increased billings for subscriptions. The increase in cash provided by operating activities was offset by an increase in accounts receivable of $13.2 million due to increases in sales.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 increased $173.8 million compared to the six months ended June 30, 2022, primarily driven by an increase in the investment in marketable securities of $227.8 million, a decrease in proceeds from maturities of marketable securities of $53.5 million, a decrease in proceeds from the sale of marketable securities of $39.7 million, and an increase in purchases of property and equipment of $11.3 million. The increase in cash used in investing activities was offset by a decrease in cash paid for the acquisition of businesses net of cash acquired of $160.8 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 increased $4.3 million compared to the six months ended June 30, 2022, primarily due to an increase in proceeds from the issuance of Class A common stock under the ESPP of $3.8 million and proceeds from the exercise of stock options of $0.3 million.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$220,348	$103,373
Less: Purchases of property and equipment	(15,501)	(4,227)
Less: Capitalized software development costs	(14,780)	(12,392)
Free cash flow	$190,067	$86,754
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
Interest Rate Risk
As of June 30, 2022, we had $208.7 million in cash equivalents and $1.5 billion in marketable securities, which consisted of commercial debt, certificates of deposit, U.S. and non-U.S. government treasury securities, and commercial paper. In addition, we had $3.2 million of restricted cash due to the outstanding letters of credit established in connection with lease agreements for our facilities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of June 30, 2022, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly-owned foreign subsidiaries is the U.S. dollar. All of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, France, Ireland, and the United Kingdom. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Risk Factors Summary
The following is a summary of the principal risks associated with an investment in our Class A common stock:
•The COVID-19 pandemic and any related economic downturn could negatively impact our business, financial condition and results of operations.
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
Risks Related to the "COVID-19" Pandemic
The COVID-19 pandemic and any related economic downturn could negatively impact our business, financial condition and results of operations.

The COVID-19 pandemic has and may continue to prevent us or our employees, customers, partners, suppliers or vendors or other parties with whom we do business from conducting certain marketing and other business activities for an indefinite period of time, which could adversely impact our business, financial position and results of operations. Further, in response to the COVID-19 pandemic, including the emergence and spread of new variant strains of COVID-19, many state, local and foreign governments put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, occupancy limits, vaccination mandates and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur or reoccur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations or those of our customers, partners, suppliers or vendors or other parties with whom we do business.
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
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, inflation, rising interest rates, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases (such as the COVID-19 pandemic), warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. The war in Ukraine and the related political and economic responses imposed on Russia such as sanctions, may exacerbate these issues and trends especially in Europe. More recently, in response to persistently high inflation, the U.S. Federal Reserve has increased interest rates, which may reduce economic growth and cause companies to decrease spending on information technology. These types of unfavorable conditions could disrupt the timing of and attendance at key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted, our marketing investments, sales pipeline and ability to generate new customers and sales of our products could be negatively and adversely affected. Our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. The increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.
Risks Associated with our Growth
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $769.2 million, $432.1 million, $1,028.8 million and $603.5 million for the six months ended June 30, 2022 and 2021 and the years ended December 31, 2021 and 2020, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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

We generated net losses in each year since our inception, including net losses of $20.7 million and $24.5 million for the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we had an accumulated deficit of $147.2 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
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
Our future success depends in part on our ability to sell additional subscriptions and products to our existing customers, and our customers renewing their subscriptions when the contract term expires. The terms of our subscription agreements are primarily monthly or annual, with some quarterly, semi-annual and multi-year. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Whether our customers renew or expand their subscriptions with us may be impacted by a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, the effects of global economic conditions, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, the war in Ukraine and related sanctions and the general inflationary environment, or reductions in our customers’ spending on IT solutions or their spending levels generally. In addition, the factors impacting our ability to sell additional subscriptions and products to our customers may be exacerbated by the COVID-19 pandemic, the war in Ukraine and related sanctions and the general inflationary environment. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. If our customers do not purchase additional subscriptions and products from us or our customers fail to renew their subscriptions, our revenue may decline and our business, financial condition and results of operations may be harmed.
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
Our platform and products involve the storage and transmission of data, including personal information, and security breaches or unauthorized access to our platform and products, or those of our third-party service providers, could result in the unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to sensitive information including our customers' data. Consequently, we may be subject to significant litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities. We have previously and may in the future become the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our ability to provide our services. For example, in July 2016 an unidentified third party gained unauthorized access to, and exfiltrated data from, certain of our infrastructure resources, including a database that stored our customers’ credentials for our platform and for third-party integrations. Some of the customer credentials accessed and exfiltrated included confidential and personal information. As a precautionary measure following this event, we reset customer passwords and instructed customers to revoke credentials that had been shared with us. In addition, many of our employees are working remotely, which may pose additional data security risks (including, for example, an increase in phishing and spam emails we began experiencing during 2020).
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
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, including those impacted by the COVID-19 pandemic and war in Ukraine;
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The ongoing military conflict between Russia and Ukraine has also created extreme volatility in the global capital markets and is expected to have further global economic consequences. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, or do not improve, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including personnel costs.

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
We believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we continue to grow and expand globally, we may find it difficult to maintain these important aspects of our culture particularly given the COVID-19 pandemic and remote work arrangements. If we fail to maintain our company culture, our business and competitive position may be harmed.
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
An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 28% for each of the six months ended June 30, 2022 and 2021. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of June 30, 2022, approximately 39% of our full-time employees were located outside of the United States, 34% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
Our sales contracts are denominated in U.S. dollars, and therefore, our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products and platform capabilities to our customers outside of the United States, which could adversely affect our results of operations. In addition, an increasing amount of our operating expenses are incurred outside the United States. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected.
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
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions including those related to the COVID-19 pandemic and the war in Ukraine and related sanctions, may also negatively impact the market price of our Class A common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our executive officers, directors and their affiliates, which will limit the ability of holders of our Class A common stock to influence the outcome of important transactions.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2022, our outstanding shares of Class B common stock represented approximately 47% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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
Further, as of June 30, 2022, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
In the event the conditional conversion feature of the 2025 Notes is triggered, as it was during the quarter ended March 31, 2022, holders of the 2025 Notes are entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their 2025 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2025 Notes when these conversion triggers are satisfied, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Recent Sales of Unregistered Equity Securities
In June 2022, we issued 191,809 shares of Class A common stock as consideration in an acquisition. The issuance was deemed exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Datadog, Inc.	8-K	001-39051	3.1	September 23, 2019
3.2	Amended and Restated Bylaws of Datadog, Inc.	S-1/A	333-233428	3.4	August 23, 2019
10.1	Performance Stock Units (PSU) Grant Notice and Award Agreement.					X
10.2**	Lease, by and between Datadog, Inc. and FC Eighth Ave., LLC, dated July 28, 2022.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
_________________

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**
Certain information has been excluded from this exhibit (indicated by asterisks) because such information is both not material and the type that the registrant customarily and actually treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATADOG, INC.

Date: August 8, 2022	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)