Form 10-Q
period 2022-09-30
Datadog, Inc.
filed 2022-11-04
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2022, there were 292,049,852 shares of the registrant’s Class A common stock and 25,509,986 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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
•the growth rates of the markets in which we compete; and
•the potential impact of macroeconomic events such as the COVID-19 pandemic on our business, results of operations and financial condition.
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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DATADOG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$294,815	$270,973
Marketable securities	1,471,448	1,283,473
Accounts receivable, net of allowance for credit losses of $5,430 and $2,997 as of September 30, 2022 and December 31, 2021, respectively	348,830	268,824
Deferred contract costs, current	29,873	23,235
Prepaid expenses and other current assets	31,603	24,443
Total current assets	2,176,569	1,870,948
Property and equipment, net	110,889	75,152
Operating lease assets	88,930	61,355
Goodwill	332,649	292,176
Intangible assets, net	15,616	15,704
Deferred contract costs, non-current	50,154	42,062
Restricted cash	3,019	3,490
Other assets	19,777	19,907
TOTAL ASSETS	$2,797,603	$2,380,794
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,625	$25,270
Accrued expenses and other current liabilities	146,290	111,284
Operating lease liabilities, current	21,751	20,157
Deferred revenue, current	478,742	371,985
Total current liabilities	674,408	528,696
Operating lease liabilities, non-current	76,934	52,106
Convertible senior notes, net	738,003	735,482
Deferred revenue, non-current	9,455	13,896
Other liabilities	9,364	9,411
Total liabilities	1,508,164	1,339,591
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 292,014,760 and 263,339,585 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3	2
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 25,509,986 and 50,025,852 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	1
Additional paid-in capital	1,487,992	1,197,136
Accumulated other comprehensive loss	(25,324)	(3,830)
Accumulated deficit	(173,232)	(152,106)
Total stockholders’ equity	1,289,439	1,041,203
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,797,603	$2,380,794
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$436,533	$270,488	$1,205,701	$702,586
Cost of revenue	93,599	63,332	249,986	167,096
Gross profit	342,934	207,156	955,715	535,490
Operating expenses:
Research and development	205,388	112,675	533,695	286,720
Sales and marketing	129,493	75,827	345,929	210,592
General and administrative	39,395	23,549	100,158	65,789
Total operating expenses	374,276	212,051	979,782	563,101
Operating loss	(31,342)	(4,895)	(24,067)	(27,611)
Other income (loss):
Interest expense	(3,728)	(4,912)	(13,516)	(15,448)
Interest income and other income, net	12,011	5,040	25,367	16,105
Other income, net	8,283	128	11,851	657
Loss before provision for income taxes	(23,059)	(4,767)	(12,216)	(26,954)
Provision for income taxes	(2,926)	(717)	(8,910)	(960)
Net loss	$(25,985)	$(5,484)	$(21,126)	$(27,914)
Net loss attributable to common stockholders	$(25,985)	$(5,484)	$(21,126)	$(27,914)
Basic net loss per share	$(0.08)	$(0.02)	$(0.07)	$(0.09)
Diluted net loss per share	$(0.08)	$(0.02)	$(0.07)	$(0.09)
Weighted average shares used in calculating basic net loss per share:	315,990	310,247	314,753	308,115
Weighted average shares used in calculating diluted net loss per share:	315,990	310,247	314,753	308,115
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(25,985)	$(5,484)	$(21,126)	$(27,914)
Other comprehensive loss:
Foreign currency translation adjustments	(5,678)	(652)	(8,782)	(1,346)
Unrealized loss on available-for-sale marketable securities	(1,137)	(368)	(12,712)	(1,129)
Other comprehensive loss	(6,815)	(1,020)	(21,494)	(2,475)
Comprehensive loss	$(32,800)	$(6,504)	$(42,620)	$(30,389)
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—June 30, 2022	316,415,782	$3	$1,380,873	$(18,509)	$(147,247)	$1,215,120
Issuance of common stock upon exercise of stock options	415,291	—	1,837	—	—	1,837
Vesting of restricted stock units	693,673	—	—	—	—	—
Stock-based compensation	—	—	105,282	—	—	105,282
Change in accumulated other comprehensive loss	—	—	—	(6,815)	—	(6,815)
Net loss	—	—	—	—	(25,985)	(25,985)
BALANCE—September 30, 2022	317,524,746	$3	$1,487,992	$(25,324)	$(173,232)	$1,289,439

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—June 30, 2021	309,841,134	$3	$1,065,835	$832	$(153,791)	$912,879
Issuance of common stock upon exercise of stock options	1,715,963	—	4,459	—	—	4,459
Vesting of early exercised stock options	—	—	33	—	—	33
Vesting of restricted stock units	344,362	—	—	—	—	—
Stock-based compensation	—	—	46,545	—	—	46,545
Changes in accumulated other comprehensive loss	—	—	—	(1,020)	—	(1,020)
Net loss	—	—	—	—	(5,484)	(5,484)
BALANCE—September 30, 2021	311,901,459	$3	$1,116,872	$(188)	$(159,275)	$957,412

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2021	313,365,437	$3	$1,197,136	$(3,830)	$(152,106)	$1,041,203
Issuance of common stock upon exercise of stock options	2,089,044	—	8,253	—	—	8,253
Vesting of early exercised stock options	—	—	33	—	—	33
Vesting of restricted stock units	1,732,731	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	191,019	—	7,608	—	—	7,608
Issuance of common stock under the Employee Stock Purchase Plan	146,515	—	13,557	—	—	13,557
Stock-based compensation	—	—	261,405	—	—	261,405
Change in accumulated other comprehensive loss	—	—	—	(21,494)	—	(21,494)
Net loss	—	—	—	—	(21,126)	(21,126)
BALANCE—September 30, 2022	317,524,746	$3	$1,487,992	$(25,324)	$(173,232)	$1,289,439

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2020	305,880,063	$3	$1,103,305	$2,287	$(148,163)	$957,432
Effect of adoption of ASU 2020-06	—	—	(173,070)	—	16,802	(156,268)
BALANCE—January 1, 2021	305,880,063	3	930,235	2,287	(131,361)	801,164
Issuance of common stock upon exercise of stock options	4,246,592	—	10,676	—	—	10,676
Vesting of early exercised stock options	—	—	533	—	—	533
Vesting of restricted stock units	1,133,572	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	501,583	—	51,501	—	—	51,501
Issuance of common stock under the Employee Stock Purchase Plan	139,649	—	9,794	—	—	9,794
Stock-based compensation	—	—	114,133	$—	—	114,133
Change in accumulated other comprehensive loss	—	—	—	(2,475)	—	(2,475)
Net loss	—	—	—	—	(27,914)	(27,914)
BALANCE—September 30, 2021	311,901,459	$3	$1,116,872	$(188)	$(159,275)	$957,412

See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,126)	$(27,914)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,825	16,062
Amortization of discounts or premiums on marketable securities	7,217	11,829
Amortization of issuance costs	2,525	2,510
Amortization of deferred contract costs	19,941	12,557
Stock-based compensation, net of amounts capitalized	250,645	107,371
Non-cash lease expense	15,236	12,605
Allowance for credit losses on accounts receivable	3,929	1,226
Loss on disposal of property and equipment	1,152	258
Changes in operating assets and liabilities:
Accounts receivable, net	(83,738)	(61,880)
Deferred contract costs	(34,671)	(27,610)
Prepaid expenses and other current assets	(11,280)	(941)
Other assets	(1,920)	(1,844)
Accounts payable	2,483	12,432
Accrued expenses and other liabilities	27,350	19,226
Deferred revenue	101,398	94,865
Net cash provided by operating activities	303,966	170,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,067,732)	(897,412)
Maturities of marketable securities	857,193	935,692
Proceeds from sale of marketable securities	2,090	61,132
Purchases of property and equipment	(25,207)	(7,551)
Capitalized software development costs	(21,592)	(19,364)
Cash paid for acquisition of businesses; net of cash acquired	(40,302)	(200,202)
Net cash used in investing activities	(295,550)	(127,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8,267	10,651
Proceeds from issuance of common stock under the employee stock purchase plan	13,557	9,794
Employee payroll taxes paid related to net share settlement under the employee stock purchase plan	—	(245)
Repayments of convertible senior notes	(3)	—
Net cash provided by financing activities	21,821	20,200

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,866)	(1,420)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	23,371	61,827
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	274,463	228,711
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$297,834	$290,538

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,082	$939

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$1,662	$1,250
Stock-based compensation included in capitalized software development costs	$10,760	$6,762
Vesting of early exercised options	$33	$533
Issuance of restricted shares of common stock for the acquisition of businesses	$7,608	$51,501
Acquisition holdback	$5,473	$1,195

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$294,815	$286,966
Restricted cash	3,019	3,572
Total cash, cash equivalents and restricted cash	$297,834	$290,538
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

3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$898,044	$7	$(12,689)	$885,362
Commercial paper	261,266	18	(1,127)	260,157
U.S. government treasury securities	173,578	—	(1,618)	171,960
Certificates of deposit	133,908	21	(549)	133,380
U.S. government agency securities	12,654	—	(60)	12,594
Non-U.S. government securities	8,004	—	(9)	7,995
Marketable securities	$1,487,454	$46	$(16,052)	$1,471,448

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$1,034,573	$43	$(2,564)	$1,032,052
Commercial paper	151,379	14	(37)	151,356
U.S. government treasury securities	77,628	18	(204)	77,442
Certificates of deposit	14,574	5	(10)	14,569
Non-U.S. government securities	8,071	—	(17)	8,054
Marketable securities	$1,286,225	$80	$(2,832)	$1,283,473
As of September 30, 2022, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$1,427,583
Due in one year through five years	43,865
Total	$1,471,448
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

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$251,471	$—	$—	$251,471
Corporate debt securities	—	4,116	—	4,116
Marketable Securities:
Corporate debt securities	—	885,362	—	885,362
Commercial paper	—	260,157	—	260,157
U.S. government treasury securities	—	171,960	—	171,960
Certificates of deposit	—	133,380	—	133,380
U.S. government agency securities	—	12,594	—	12,594
Non-U.S. government treasury securities	—	7,995	—	7,995
Total financial assets	$251,471	$1,475,564	$—	$1,727,035

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$241,571	$—	$—	$241,571
Marketable Securities:
Corporate debt securities	—	1,032,052	—	1,032,052
Commercial paper	—	151,356	—	151,356
U.S. government treasury securities	—	77,442	—	77,442
Certificates of deposit	—	14,569	—	14,569
Non-U.S. government treasury securities	—	8,054	—	8,054
Total financial assets	$241,571	$1,283,473	$—	$1,525,044
The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper, corporate debt securities, certificates of deposit, U.S. government agency securities, and U.S. and non-U.S. government treasury securities within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.
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

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Computers and equipment	$32,625	$16,885
Furniture and fixtures	9,982	6,595
Leasehold improvements	23,481	20,669
Capitalized software development costs	121,643	86,189
Total property and equipment	$187,731	$130,338
Less: accumulated depreciation and amortization	(76,842)	(55,186)
Total property and equipment, net	$110,889	$75,152
The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $7.2 million and $19.4 million for the three and nine months ended September 30, 2022, respectively. Depreciation and amortization expense was approximately $4.7 million and $13.1 million for the three and nine months ended September 30, 2021, respectively.
6. Acquisitions, Intangible Assets and Goodwill
2022 Acquisitions
In June 2022, the Company entered into two purchase agreements for acquisitions of businesses, both of which transactions were accounted for as business combinations in accordance with ASC 805, Business Combinations. The Company does not consider these acquisitions to be material, individually or in aggregate. The total purchase price was allocated to intangible assets in the amount of $5.6 million and goodwill in the amount of $44.4 million based on the respective estimated fair values. The resulting goodwill from both acquisitions is not deductible for income tax purposes. Pro forma results of operations from these acquisitions have not been presented because they were not material to the consolidated results of operations.
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
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$22,746	$(9,213)	$13,533	3 years
Customer relationships	3,300	(1,217)	2,083	4 years
Total	$26,046	$(10,430)	$15,616

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$17,186	$(4,182)	$13,004	3 years
Customer relationships	3,300	(600)	2,700	4 years
Total	$20,486	$(4,782)	$15,704
Intangible amortization expense was approximately $2.1 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively, and $5.4 million and $3.0 million for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2022	$2,052
2023	7,755
2024	4,755
2025	1,054
Total	$15,616
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2021	$292,176
2022 Acquisitions	44,446
Foreign currency translation adjustments	(3,973)
Balance as of September 30, 2022	$332,649
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
During the three months ended September 30, 2022, the conditional conversion feature of the 2025 Notes was not triggered as the last reported sale price of the Company's Class A common stock was not greater than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter ended September 30, 2022. Therefore the 2025 Notes are not convertible, in whole or in part, at the option of the holders between October 1, 2022 through December 31, 2022. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. As of September 30, 2022, the Company has received an immaterial amount of conversion notices from the holders and the 2025 Notes were classified as long-term debt on the Company's condensed consolidated balance sheet.
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
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	September 30, 2022	December 31, 2021
Convertible senior notes, net:
Principal	$747,496	$747,500
Unamortized debt issuance costs	(9,493)	(12,018)
Net carrying amount	$738,003	$735,482
As of September 30, 2022, the total estimated fair value of the 2025 Notes was approximately $892.8 million. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates.
The following table sets forth the interest expense related to the 2025 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$234	$234	$701	$701
Amortization of issuance costs	843	838	2,525	2,510
Total	$1,077	$1,072	$3,226	$3,211
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

8. Commitments and Contingencies
Non-cancelable Material Commitments—During the nine months ended September 30, 2022, other than certain non-cancelable operating leases described in Note 9, Leases, there have been no other material changes outside the ordinary course of business to the Company's contractual obligations and commitments from those disclosed in the Annual Report.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for administrative costs of the 401(k) plan and beginning on January 1, 2022, the Company began making matching contributions to the 401(k) plan. For the three and nine months ended September 30, 2022, the Company incurred expense of $1.6 million and $4.3 million, respectively, for matching contributions. The Company did not make any matching contributions to the 401(k) plan for the three and nine months ended September 30, 2021.
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
9. Leases
The Company has entered into various non-cancelable operating leases for its facilities expiring between 2022 and 2033. Certain lease agreements contain an option for the Company to renew a lease for a term of up to five years or an option to terminate a lease early within one year. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.
The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost(1)	$6,438	$5,245	$17,703	$14,765
Short-term lease cost	2,789	1,075	6,113	2,528

1)Includes non-cash lease expense of $5.5 million and $4.5 million for the three months ended September 30, 2022 and 2021, respectively, and $15.2 million and $12.6 million for the nine months ended September 30, 2022 and 2021, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities	$18,198	$14,878
Operating lease assets obtained in exchange for new lease liabilities	44,013	17,476

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2022	$6,481
2023	10,406
2024	17,838
2025	16,281
2026	14,385
2027 and beyond	61,111
Total lease payments	$126,502
Less: imputed interest	(27,817)
Present value of lease liabilities	$98,685
As of September 30, 2022, the Company had various operating leases that had not yet commenced, which are excluded from the table above. The operating leases will commence between fiscal year 2022 and 2025 with total undiscounted future payments of $140.6 million and a weighted-average lease term of 8.9 years.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

September 30, 2022
Weighted-average remaining lease term (years)	6.2
Weighted-average discount rate	5.06%
10. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America	$312,676	$192,269	$863,697	$503,356
International	123,857	78,219	342,004	199,230
Total	$436,533	$270,488	$1,205,701	$702,586
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
Revenue recognized during the three months ended September 30, 2022 and 2021, which was included in the deferred revenue balances at the beginning of each such period, was $200.4 million and $131.6 million, respectively. Revenue recognized during the nine months ended September 30, 2022 and 2021 that was included in the deferred revenue balances at the beginning of each such period was $344.4 million and $192.4 million, respectively.
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of September 30, 2022 and December 31, 2021, the aggregate transaction price allocated to remaining performance obligations was $941.0 million and $815.0 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Accounts Receivable
Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. During the nine months ended September 30, 2022 and 2021, the Company charged $1.5 million and $1.2 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of September 30, 2022 and December 31, 2021, unbilled accounts receivable of approximately $63.1 million and $44.2 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.
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
Deferred contract costs on the Company’s condensed consolidated balance sheets were $80.0 million and $65.3 million as of September 30, 2022 and December 31, 2021, respectively. Amortization expense was $7.3 million and $4.7 million for the three months ended September 30, 2022 and 2021, respectively, and was $19.9 million and $12.6 million for the nine months ended September 30, 2022 and 2021, respectively.
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
During the three and nine months ended September 30, 2022, 122,356 shares and 24,515,866 shares of Class B common stock were converted into Class A common stock, respectively.
As of September 30, 2022, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 292,014,760 shares of Class A common stock and 25,509,986 shares of Class B common stock were issued and outstanding.
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Company's initial public offering of Class A common stock (the "IPO"), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of September 30, 2022, there were 19,127,195 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and performance stock units ("PSUs") and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants and advisors of the Company. As of September 30, 2022, there were 64,768,179 shares available for grant under the 2019 Plan.

Stock Options
The following table summarizes the Company’s stock option activity and weighted-average exercise prices:

	Number Of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance outstanding—December 31, 2021	21,372,561	$3.31	5.5	$3,735,819
Options granted	—	—
Options exercised	(2,089,044)	3.95
Options forfeited or expired	(127,640)	5.79
Balance outstanding—September 30, 2022	19,155,877	$3.23	4.7	$1,638,803
Ending Exercisable—September 30, 2022	17,395,549	$2.54	4.4	$1,500,215
As of September 30, 2022, there were 28,682 shares of Class A common stock and 19,127,195 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2021, there were 31,671 shares of Class A common stock and 21,340,890 shares of Class B common stock issuable upon the exercise of options outstanding.
Total compensation cost related to unvested awards not yet recognized was approximately $14.7 million and $31.6 million as of September 30, 2022 and December 31, 2021, respectively. The weighted-average period over which this compensation cost related to unvested employee awards will be recognized is 0.8 years and 1.3 years as of September 30, 2022 and December 31, 2021, respectively.
There were no options granted during the nine months ended September 30, 2022 and 2021. The Company received approximately $8.3 million and $10.7 million in cash proceeds from options exercised during the nine months ended September 30, 2022 and 2021, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was approximately $258.4 million and $434.1 million, respectively. The aggregate fair value of options vested during the nine months ended September 30, 2022 and 2021 was $18.7 million and $21.5 million, respectively.
Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. The Company has no liability recorded related to early exercises of options as of September 30, 2022. As of December 31, 2021, the Company had recorded liabilities related to early exercises of options for 31,500 shares of Class B common stock.
Restricted Stock Units, Restricted Stock Awards and Performance Stock Units
The following table summarizes the activity for the Company’s unvested RSUs and PSUs:

	Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2021	8,081,269	$101.21
Awarded	5,966,568	115.16
Vested	(1,732,731)	82.50
Forfeited/canceled	(659,515)	105.38
Unvested and outstanding—September 30, 2022	11,655,591	$110.90
The Company granted a total of 994,356 restricted shares of Class A common stock in connection with acquisitions during the period from November 2019 to June 2022, which are subject to service-based vesting conditions over approximately four years from the respective grant dates.

Total compensation cost related to unvested RSUs, PSUs and restricted shares of common stock not yet recognized was approximately $1,167.9 million and $773.6 million as of September 30, 2022 and December 31, 2021, respectively. The weighted-average period over which this compensation cost related to unvested RSUs, PSUs and restricted shares will be recognized is 3.0 years and 3.1 years as of September 30, 2022 and December 31, 2021, respectively.
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
The Company recognized $2.8 million and $7.5 million of stock-based compensation expense related to the ESPP during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, $12.5 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. During the nine months ended September 30, 2022, the Company issued 146,515 shares of Class A common stock under the ESPP. As of September 30, 2022, 14,976,951 shares of Class A common stock remain available for grant under the ESPP.
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
Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$3,165	$1,427	$7,173	$2,957
Research and development	65,321	27,239	163,326	64,947
Sales and marketing	21,145	9,739	53,330	23,355
General and administrative	11,731	5,590	26,816	16,112
Stock-based compensation, net of amounts capitalized	101,362	43,995	250,645	107,371
Capitalized stock-based compensation expense	3,920	2,550	10,760	6,762
Total stock-based compensation expense	$105,282	$46,545	$261,405	$114,133

12.Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$9,087	$4,830	$21,338	$15,970
Other income (loss), net	2,924	210	4,029	135
Interest income and other income, net	$12,011	$5,040	$25,367	$16,105
13.Income Taxes
The Company has an effective tax rate of (12.7)% and (15.0)% for the three months ended September 30, 2022 and 2021, respectively, and (72.9)% and (3.6)% for the nine months ended September 30, 2022 and 2021. The Company has incurred U.S. operating losses and has minimal profits in its foreign jurisdictions during the quarter.
The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve deemed immaterial for each of the nine months ended September 30, 2022 and 2021. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.
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
For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures, as defined under IRC Section 174, in the year incurred. Instead, taxpayers are required to amortize such expenditures over five years if incurred in the U.S. and over fifteen years if incurred in a foreign jurisdiction. For the nine months ended September 30, 2022, the Company conformed to this change in tax law.
On August 16, 2022, the Inflation Reduction Act ("the Act") was signed into law. The Act includes a 15.0% corporate alternative minimum tax on the adjusted financial statement income of applicable corporations and a 1.0% excise tax on all corporate stock buybacks of public companies for tax years beginning after December 31, 2022. For the nine months ended September 30, 2022, the impact of the tax provisions of the Act were not material to the Company's provision for income taxes. The Company will continue to monitor any changes in tax law.
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Basic net loss per share:	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(23,878)	$(2,107)	$(4,338)	$(1,146)	$(18,884)	$(2,242)	$(21,287)	$(6,627)
Denominator:
Weighted-average shares used in calculating net loss per share, basic	290,369	25,621	245,431	64,816	281,355	33,398	234,969	73,146
Basic net loss per share	$(0.08)	$(0.08)	$(0.02)	$(0.02)	$(0.07)	$(0.07)	$(0.09)	$(0.09)
Diluted net loss per share:
Numerator:
Allocation of distributed net loss for basic computation	$(23,878)	$(2,107)	$(4,338)	$(1,146)	$(18,884)	$(2,242)	$(21,287)	$(6,627)
Reallocation of undistributed net loss as a result of conversion of Class B to Class A shares	(2,107)	—	(1,146)	—	(2,242)	—	(6,627)	—
Allocation of undistributed loss	$(25,985)	$(2,107)	$(5,484)	$(1,146)	$(21,126)	$(2,242)	$(27,914)	$(6,627)
Denominator:
Number of shares used in basic calculation	290,369	25,621	245,431	64,816	281,355	33,398	234,969	73,146
Weighted-average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	25,621	—	64,816	—	33,398	—	73,146	—
Number of shares used in diluted calculation	315,990	25,621	310,247	64,816	314,753	33,398	308,115	73,146
Diluted net loss per share	$(0.08)	$(0.08)	$(0.02)	$(0.02)	$(0.07)	$(0.07)	$(0.09)	$(0.09)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of September 30,
	2022	2021
Shares subject to outstanding stock options and RSUs	30,811	29,556
Unvested early exercised stock options and restricted shares of common stock	1,056	903
Shares subject to the employee stock purchase plan	166	169
Shares issuable upon conversion of the convertible senior notes	8,098	8,098
Total	40,131	38,726
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or the Annual Report. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives of management for future operations and the potential impact that macroeconomic events such as the COVID-19 pandemic may have on our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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

As of September 30, 2022, we had $297.8 million in cash, cash equivalents and restricted cash and $1.5 billion in marketable securities. We generated revenue of $436.5 million and $270.5 million in the three months ended September 30, 2022 and 2021, respectively, representing year-over-year growth of 61%. For the nine months ended September 30, 2022 and 2021, our revenue was $1,205.7 million and $702.6 million, respectively, representing year-over-year growth of 72%. Substantially all of our revenue is subscription software sales. Our net loss was $(26.0) million and $(5.5) million for the three months ended September 30, 2022 and 2021, respectively, and $(21.1) million and $(27.9) million for the nine months ended September 30, 2022 and 2021, respectively. We generated operating cash flow of $304.0 million and $170.8 million in the nine months ended September 30, 2022 and 2021, respectively. Our free cash flow was $257.2 million and $143.8 million in the nine months ended September 30, 2022 and 2021, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” for additional information.

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates and the Russian invasion of Ukraine have led to economic uncertainty. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses. In recent quarters, we have seen slower usage growth from some existing customers, which may be related to the uncertain macroeconomic environment.

Throughout the COVID-19 pandemic to the extent possible, we conducted business as usual, with necessary or advisable modifications to employee travel and employee work locations and canceling or holding virtually Datadog marketing events. Since the end of the quarter ended March 31, 2022, we have continued to increase our office activity, such as in-person meetings, events, and travel in compliance with applicable government orders and guidelines. As we continue to increase office activity globally, increase travel, participate in and hold more in-person meetings and events, continue hiring and increase capital expenditures for additional office space, our costs and expenses may increase and our margins may decrease in future quarters.

Due to our subscription model, the effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. However, if economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see "Risk Factors" included in Part II, Item 1A of this report.
Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of September 30, 2022, we had approximately 22,200 customers spanning organizations of a broad range of sizes and industries, compared to approximately 17,500 as of September 30, 2021. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.
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

Expanding Within Our Existing Customer Base

Our base of customers represents a significant opportunity for further sales expansion. As of September 30, 2022, we had approximately 2,600 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 85% of our ARR, up from 1,800 customers as of September 30, 2021, representing 82% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. We updated the definition of MRR as of the quarter ended September 30, 2021 to capture usage from subscriptions with committed contractual amounts and applied this change retrospectively. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of each of September 30, 2022 and 2021, our dollar-based net retention rate was above 130%. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the dollar-based net retention rate.
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

Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have proven initial success of our platform approach, through expansion beyond our initial infrastructure monitoring solution, to include APM in 2017, logs in 2018, user experience and network performance monitoring in 2019 and security monitoring in 2020. As of September 30, 2022, approximately 80% of our customers were using more than one product, up from approximately 77% a year earlier. We believe these metrics indicate strong momentum in the uptake of our newer platform products.
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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 28% of total revenue in each of the nine months ended September 30, 2022 and 2021. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in the Europe, Middle East, and Africa and Asia-Pacific regions. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo.
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
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$436,533	$270,488	$1,205,701	$702,586
Cost of revenue (1)(2)(3)	93,599	63,332	249,986	167,096
Gross profit	342,934	207,156	955,715	535,490
Operating expenses
Research and development (1)(3)	205,388	112,675	533,695	286,720
Sales and marketing (1)(2)(3)	129,493	75,827	345,929	210,592
General and administrative (1)(3)	39,395	23,549	100,158	65,789
Total operating expenses	374,276	212,051	979,782	563,101
Operating loss	(31,342)	(4,895)	(24,067)	(27,611)
Other income (loss):
Interest expense (4)	(3,728)	(4,912)	(13,516)	(15,448)
Interest income and other income, net	12,011	5,040	25,367	16,105
Other income, net	8,283	128	11,851	657
Loss before provision for income taxes	(23,059)	(4,767)	(12,216)	(26,954)
Provision for income taxes	(2,926)	(717)	(8,910)	(960)
Net loss	$(25,985)	$(5,484)	$(21,126)	$(27,914)
_________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$3,165	$1,427	$7,173	$2,957
Research and development	65,321	27,239	163,326	64,947
Sales and marketing	21,145	9,739	53,330	23,355
General and administrative	11,731	5,590	26,816	16,112
Total	$101,362	$43,995	$250,645	$107,371
_________________

(2)Includes amortization of acquired intangibles expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$1,900	$1,311	$4,795	$2,574
Sales and marketing	208	229	617	$392
Total	$2,108	$1,540	$5,412	$2,966
_________________
(3) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$47	$62	$219	$253
Research and development	1,799	1,523	7,925	5,395
Sales and marketing	620	1,275	2,334	5,230
General and administrative	245	520	719	838
Total	$2,711	$3,380	$11,197	$11,716
_________________
(4) Includes amortization of issuance costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Interest expense	$843	$838	$2,525	$2,510
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%	100%
Cost of revenue	21	23	21	24
Gross profit	79	77	79	76
Operating expenses
Research and development	47	42	44	41
Sales and marketing	30	28	29	30
General and administrative	9	9	8	9
Total operating expenses	86	78	81	80
Operating loss	(7)	(2)	(2)	(4)
Other income (loss):
Interest expense	(1)	(2)	(1)	(2)
Interest income and other income, net	3	2	2	2
Other income, net	2	0	1	0
Loss before provision for income taxes	(5)	(2)	(1)	(4)
Provision for income taxes	(1)	0	(1)	0
Net loss	(6)%	(2)%	(2)%	(4)%
(1)Certain items may not total due to rounding.

Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue	$436,533	$270,488	$166,045	61%
Revenue increased by $166.0 million, or 61%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Approximately 80% of the increase in revenue was attributable to growth from existing customers, and the remaining 20% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Cost of revenue	$93,599	$63,332	$30,267	48%
Gross margin	79%	77%
Cost of revenue increased by $30.3 million, or 48%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to an increase of $21.0 million in third-party cloud infrastructure hosting and software costs, an increase of $5.5 million in personnel expenses as a result of increased headcount, and an increase of $2.0 million in depreciation and amortization expense.
Our gross margin increased by 2% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily as a result of increased revenue and cost savings from our third-party cloud infrastructure providers.
Research and Development

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Research and development	$205,388	$112,675	$92,713	82%
Percentage of revenue	47%	42%
Research and development expense increased by $92.7 million, or 82%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to an increase of $78.2 million in personnel costs for our engineering, product and design teams as a result of increased headcount, an increase of $9.8 million in cloud infrastructure-related investments, and an increase of $3.9 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.
Sales and Marketing

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Sales and marketing	$129,493	$75,827	$53,666	71%
Percentage of revenue	30%	28%
Sales and marketing expense increased by $53.7 million, or 71%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to an increase of $42.5 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel, an increase of $4.3 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure, and an increase of $5.9 million in advertising, sales, marketing, and promotional activities.
General and Administrative

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
General and administrative	$39,395	$23,549	$15,846	67%
Percentage of revenue	9%	9%
General and administrative expense increased by $15.8 million, or 67%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to an increase of $12.8 million in personnel costs as a result of increased headcount, an increase of $1.3 million related to bad debt expense, and an increase of $1.2 million in other costs and allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.
Other Income, Net

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Other income, net	$8,283	$128	$8,155	6,371%
Percentage of revenue	2%	0%
Other income, net increased by $8.2 million, or 6,371%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily driven by an increase of $4.3 million in interest income, mainly due to income earned from investments in marketable securities, an increase of $2.7 million in other income mainly due to fluctuations related to foreign currency exchange rates, and a decrease of $1.2 million in amortization of premiums on our marketable securities.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue	$1,205,701	$702,586	$503,115	72%
Revenue increased by $503.1 million, or 72%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Approximately 80% of the increase in revenue was attributable to growth from existing customers, and the remaining 20% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Cost of revenue	$249,986	$167,096	$82,890	50%
Gross margin	79%	76%

Cost of revenue increased by $82.9 million, or 50%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to an increase of $61.6 million in third-party cloud infrastructure hosting and software costs, an increase of $10.9 million in personnel expenses as a result of increased headcount, an increase of $5.5 million of depreciation and amortization, and an increase of $3.9 million of credit card processing fees.
Our gross margin increased 3% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily as a result of increased revenue and cost savings from our third-party cloud infrastructure providers.
Research and Development

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Research and development	$533,695	$286,720	$246,975	86%
Percentage of revenue	44%	41%
Research and development expense increased by $247.0 million, or 86%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to an increase of $201.3 million in personnel costs for our engineering, product and design teams as a result of increased headcount, an increase of $31.8 million in cloud infrastructure-related investments, and an increase of $10.9 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.
Sales and Marketing

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Sales and marketing	$345,929	$210,592	$135,337	64%
Percentage of revenue	29%	30%
Sales and marketing expense increased by $135.3 million, or 64%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to an increase of $112.0 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel, an increase of $10.7 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure, and an increase of $9.1 million in advertising, sales, marketing and promotional activities.
General and Administrative

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
General and administrative	$100,158	$65,789	$34,369	52%
Percentage of revenue	8%	9%
General and administrative expense increased by $34.4 million, or 52%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to an increase of $28.6 million in personnel expenses as a result of increased headcount, an increase of $2.8 million related to other costs and allocated overhead costs to support the growing business, and an increase of $2.7 million related to bad debt expense.

Other Income, Net

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Other income, net	$11,851	$657	$11,194	1,704%
Percentage of revenue	1%	0%
Other income, net increased by $11.2 million, or 1704%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily driven by an increase of $5.4 million in interest income, mainly due to income earned from investments in marketable securities, an increase of $3.9 million in other income mainly due to fluctuations related to foreign currency exchange rates, and a decrease of $1.9 million in amortization of premiums on our marketable securities.
Liquidity and Capital Resources

Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, hosting expenses, facility expenses, and marketing expenses. We have generated positive cash flows from operations during the nine months ended September 30, 2022 and 2021, and have historically supplemented working capital requirements through net proceeds from the sale of debt and equity securities. When assessing sources of liquidity, we also include cash and cash equivalents of $294.8 million and marketable securities of $1.5 billion as of September 30, 2022. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support our cash requirements for the next 12 months and beyond.

Our working capital requirements are principally comprised of workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancellable and non-cancelable licenses and services arrangements that are integral to our business operations, and operating lease obligations. Our principal commitments consist of purchase commitments for business operations, operating lease obligations, and obligations to pay the 2025 Notes' coupons and principal. Purchase commitments for business operations are primarily related to cloud hosting and other software-based services. In June 2020, we issued $747.5 million aggregate principal amount of the 2025 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. In July 2022, the Company entered into an agreement to extend its New York headquarters lease and lease new floors within the same building. Refer to Note 9, Leases, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail.

During the nine months ended September 30, 2022, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.
Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash provided by operating activities	$303,966	$170,752
Cash used in investing activities	(295,550)	(127,705)
Cash provided by financing activities	21,821	20,200
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2022 increased $133.2 million compared to the nine months ended September 30, 2021, primarily driven by an increase in non-cash charges of $161.1 million and an increase in deferred revenue of $6.5 million. The increase in non-cash charges related primarily to an increase of $143.3 million in stock-based compensation as we continued to increase headcount to support the growth of the business. The increase in deferred revenue resulted primarily from increased billings for subscriptions. The increase in cash provided by operating activities was offset by an increase in accounts receivable of $21.9 million due to increases in sales, a decrease in accounts payable of $9.9 million, and an increase in prepaid expenses and other current assets of $10.3 million.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 increased $167.8 million compared to the nine months ended September 30, 2022, primarily driven by an increase in the investment in marketable securities of $170.3 million, a decrease in proceeds from maturities of marketable securities of $78.5 million, a decrease in proceeds from the sale of marketable securities of $59.0 million, and an increase in purchases of property and equipment of $17.7 million. The increase in cash used in investing activities was offset by a decrease in cash paid for the acquisition of businesses net of cash acquired of $159.9 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 increased $1.6 million compared to the nine months ended September 30, 2021, primarily due to an increase in proceeds from the issuance of Class A common stock under the ESPP of $3.8 million and offset by a decrease in proceeds from the exercise of stock options of $2.4 million.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$303,966	$170,752
Less: Purchases of property and equipment	(25,207)	(7,551)
Less: Capitalized software development costs	(21,592)	(19,364)
Free cash flow	$257,167	$143,837
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
Interest Rate Risk
As of September 30, 2022, we had $255.6 million in cash equivalents and $1.5 billion in marketable securities, which consisted of commercial debt, commercial paper, U.S. government treasury securities, certificates of deposit, U.S. government agency securities, and U.S. and non-U.S. government treasury securities. In addition, we had $3.0 million of restricted cash due to the outstanding letters of credit established in connection with lease agreements for our facilities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of September 30, 2022, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Risks Associated with our Growth
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
Our revenue was $1,205.7 million and $702.6 million for the nine months ended September 30, 2022 and 2021, respectively, and $1,028.8 million and $603.5 million for the years ended December 31, 2021 and 2020, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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

We generated net losses in each year since our inception, including net losses of $20.7 million and $24.5 million for the years ended December 31, 2021 and 2020, respectively. As of September 30, 2022, we had an accumulated deficit of $173.2 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
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
Our future success depends in part on our ability to sell additional subscriptions and products to our existing customers, and our customers renewing their subscriptions when the contract term expires. The terms of our subscription agreements are primarily monthly or annual, with some quarterly, semi-annual and multi-year. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Whether our customers renew or expand their subscriptions with us may be impacted by a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, the effects of global economic conditions, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, the war in Ukraine and related sanctions and the general inflationary and economic environment, or reductions in our customers’ spending on IT solutions or their spending levels generally. In addition, the factors impacting our ability to sell additional subscriptions and products to our customers may be exacerbated by the COVID-19 pandemic, the war in Ukraine and related sanctions and the general inflationary and economic environment. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. If our customers do not purchase additional subscriptions and products from us or our customers fail to renew their subscriptions, our revenue may decline and our business, financial condition and results of operations may be harmed.
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
Beginning in March 2020, we took measures intended to help minimize the risk of the virus to our employees and the communities in which we participate. These measures included temporarily suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually any Datadog events and discouraging employee attendance at any industry events or in-person work-related meetings. Towards the end of the quarter ended March 31, 2022, we increased our office activity, such as in-person meetings and events, and we have also resumed travel in compliance with applicable government orders and guidelines. However, many of our employees continue to work remotely and in-person meetings have not fully returned to levels before the pandemic. We have a distributed workforce and our employees are accustomed to working remotely and working with others who are working remotely. However, the limitation of in-person meetings could negatively impact our marketing efforts, the length or variability of our sales cycles, our international expansion efforts or the length of our average recruiting cycle for employees across the organization. Further, operational or other challenges could arise as we and our customers, partners, suppliers and vendors and other parties with whom we do business continue to operate via a remote workforce. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.

COVID-19 adversely affected workforces, economies and financial markets globally, leading to an economic downturn, a reduction or an inability for our customers, partners, suppliers or vendors or other parties with whom we do business to meet their contractual obligations, and for a period of time, a reduction in customer spending on our solutions, and such conditions may reoccur. While it is not possible at this time to predict the duration and extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular, the spread of COVID-19, especially in light of the emergence of new variant strains of COVID-19, and the measures taken by governments, businesses and other organizations in response to COVID-19, as well as the uncertainty around the duration of business disruptions, and rates of vaccination could adversely impact our business, financial condition and results of operations. For example, during the second quarter of 2020, we experienced some impact to the rate of usage growth from our existing customers. In addition, we have provided and may continue to provide guidance about our business and future operating results, which is based on certain assumptions, estimates and expectations as of the date such guidance is given. Guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. If we were to revise or fail to meet our announced guidance or expectations of analysts as a result of these factors, the price of our Class A common stock could be negatively affected. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability expand within our existing customer base, acquire new customers, develop and expand our sales and marketing capabilities and expand internationally.
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
The success of our platform depends, in part, on its ability to be deployed in a self-service installation process. We currently offer more than 600 out-of-the-box integrations to assist customers in deploying Datadog, and we need to continuously modify and enhance our products to adapt to changes and innovation in existing and new technologies to maintain and grow our integrations. We expect that the number of integrations we will need to support will continue to expand as developers adopt new software platforms, and we will have to develop new versions of our products to work with those new platforms. This development effort may require significant engineering, sales and marketing resources, all of which would adversely affect our business. Any failure of our products to operate effectively with future infrastructure platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, financial condition and results of operations could be adversely affected.
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
The CCPA, which became effective on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of the sale of personal information, and receive detailed information about how their personal information is used. The CCPA provides a private right of action and statutory damages for data breaches and may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. In addition, the California Privacy Rights Act, or the CPRA, which amends the CCPA, was approved by California voters on November 3, 2020 and is scheduled to go into effect on January 1, 2023. The CPRA would, among other things, amend the CCPA to give California residents the ability to limit the use of their sensitive information, provide additional penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. Both the CCPA and CPRA could impact our business activities depending on how they are interpreted. These laws exemplify the vulnerability of our business not only to security incidents but also to the evolving regulatory environment related to personal information and protected health information. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, the results of our operations, and our financial condition. For example, each of Colorado, Utah, Virginia and Connecticut have recently passed similar consumer privacy legislation, all of which differ from the CPRA and become effective in 2023.
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
As of December 31, 2021, we had NOL carryforwards for federal and state income tax purposes of approximately $505.4 million and $342.1 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2031 for federal purposes and 2028 for state purposes if not utilized. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under current law, U.S. federal NOLs incurred in taxable years after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. A lack of future taxable income would adversely affect our ability to utilize portions of these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Cuts and Jobs Act and the Inflation Reduction Act;
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 28% for each of the nine months ended September 30, 2022 and 2021. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of September 30, 2022, approximately 39% of our full-time employees were located outside of the United States, 33% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2022, our outstanding shares of Class B common stock represented approximately 47% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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
Further, as of September 30, 2022, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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

DATADOG, INC.

Date: November 4, 2022	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2022	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)