Form 10-K
period 2022-12-31
Datadog, Inc.
filed 2023-02-24
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Select Market on June 30, 2022 was approximately $25.9 billion.
As of February 15, 2023, there were 294,055,143 shares of the registrant’s Class A common stock and 25,837,848 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

DATADOG, INC.
2022 ANNUAL REPORT ON FORM 10-K

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
◦The COVID-19 pandemic and any related economic downturn could negatively impact our business, financial condition and results of operations.
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
•the growth rates of the markets in which we compete; and
•the potential impact of general market, political, economic, and business conditions in our industry, or reductions in information technology spending, on our business, results of operations and financial condition.
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

PART I
Item 1. Business
Overview
Datadog is the observability and security platform for cloud applications.
Our SaaS platform integrates and automates infrastructure monitoring, application performance monitoring, log management, real-user monitoring, and many other capabilities to provide unified, real-time observability and security for our customers’ entire technology stack. Datadog is used by organizations of all sizes and across a wide range of industries to enable digital transformation and cloud migration, drive collaboration among development, operations, security and business teams, accelerate time to market for applications, reduce time to problem resolution, secure applications and infrastructure, understand user behavior, and track key business metrics.
Software applications are transforming how organizations engage with customers and operate their businesses. Companies across all industries are re-platforming their businesses to cloud native or hybrid on-premise and cloud infrastructures to enable this digital transformation. Historically, engineering teams have been siloed, making the development of next generation applications in dynamic cloud environments challenging. We started Datadog to break this model and facilitate collaboration among development and operations teams, enabling the adoption of DevOps practices. Since then we have continuously pushed to unify separate tools into an integrated monitoring and analytics platform, readily available to everyone who cares about applications and their impact on business. And while we continue to broaden our capabilities in observability, we have continued to expand our platform into use cases beyond observability. Starting in 2020, we began to develop products in cloud security, and in 2021, we expanded into developer-focused products.
From our founding goal of breaking down silos between Dev and Ops, we set out in 2010 to build a real-time data integration platform to turn chaos of having uncorrelated data from disparate sources into digestible and actionable insights. Since launching our first use case with Infrastructure Monitoring in 2012, we have expanded our platform rapidly, and today, we offer end-to-end monitoring and analytics, powered by a common data model that is extensible for use cases across observability, security, and developer observability. In 2022, we launched Application Security Management to detect attacks on web applications and APIs, Cloud Security Management to provide visibility, threat detection, and configuration audits across the entire cloud infrastructure, Audit Trail to maintain and enforce compliance and governance, Observability Pipelines to collect, transform and route data, Cloud Cost Management to take control of cloud costs, and Universal Service Monitoring to discover and monitor every service.
Our proprietary platform combines the power of metrics, traces, logs, and other data from over 600 integrations to provide a unified view of infrastructure, application performance and the real-time events impacting performance. Datadog is designed to be cloud agnostic and easy to deploy, with hundreds of out-of-the-box integrations, a built-in understanding of modern technology stacks and extensive customizations. Customers can deploy our platform across their entire infrastructure, making it ubiquitous and a daily part of the lives of developers, operations engineers and business leaders.
We believe that our platform currently addresses a significant portion of the IT Operations Management market. According to Gartner, the IT Operations Management market represents a $62 billion opportunity in 2026. We believe a large portion of this spend is for legacy on-premise and private cloud environments but does not fully include the opportunity in modern multi-cloud and hybrid cloud environments. Our platform is designed to address both legacy and modern environments.
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

•Built for dynamic cloud and hybrid infrastructures. Our innovative platform was born in the cloud and was built to work with ephemeral cloud technologies such as microservices, containers and serverless computing. Our data model was built to work at cloud scale with highly dynamic data sets and processes more than 10 trillion events a day.
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
•Integrates with our customers’ complex environments. We enable development and operations teams to harness the full spectrum of SaaS and open source tools. We have over 600 out-of-the-box integrations with technologies to provide significant value to our customers without the need for professional services. Our integrations provide for comprehensive data point aggregation and consistent, up-to-date, high-quality customer experiences across heterogeneous IT environments as they are fully maintained by Datadog.
•Powered by robust machine-learning and artificial intelligence. Our platform ingests massive amounts of data into our unified data warehouse. We develop actionable insights using our advanced analytics capabilities. Our platform's Watchdog capabilities feature artificial intelligence and machine learning that can cross-correlate metrics, traces, logs, and other data to identify outliers and notify users of potential anomalies; discover and help resolve issues quickly with automated root cause analysis; augment the troubleshooting workflow with contextual insights; and minimize impact on customers.
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

Key Benefits to Our Customers
Organizations of all sizes, in all industries, both private and public, purchase our products for a variety of use cases. As of December 31, 2022, we had approximately 23,200 customers in over 100 countries. Our platform provides the following key benefits to our customers:
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
•Expand within our existing customer base through broader deployments, new use cases and new product adoption. Our base of approximately 23,200 customers as of December 31, 2022 represents a significant opportunity for further sales expansion. We plan to continue to increase sales within our existing customer base through increased usage of our platform and the cross selling of additional products.
•Expand our technology leadership through continued investment and new products. We intend to invest in expanding the functionality of our current platform and adding capabilities that address new market opportunities. We have a history of continued innovation. For example, in 2017 we launched APM, in 2018 we launched Log Management, in 2019 we launched User Experience Monitoring and Network Performance Monitoring, in 2020 we launched Cloud SIEM, Continuous Profiler and Incident Management, in 2021 we launched Cloud Security Posture Management, Cloud Workload Security, Database Monitoring, and Sensitive Data Scanner, and in 2022 we launched Application Security Management, Cloud Security Management, Audit Trail, Observability Pipelines, Cloud Cost Management, and Universal Service Monitoring.
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
Our platform is supported by more than 600 integrations to seamlessly aggregate metrics and events across all of the systems and services that power digital businesses. Our easy-to-use platform is deployed through a self-service installation process. Users can derive value from our platform within minutes without any specialized training or heavy implementation or customization. Customers can easily expand their usage of our platform on a self-serve basis, adding hosts or volumes of data monitored. Our platform is massively scalable currently monitoring more than tens of trillion events a day and millions of servers and containers.
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
•600+ Fully Supported Integrations. We offer more than 600 out-of-the-box integrations including public cloud, private cloud, on-premise hardware, databases and third-party software.
•Automated Alerts. We offer sophisticated real time alerting capabilities in the platform that detects issues, alerts users, and integrates with their service management systems.
Our platform consists of products that can be used individually or as a unified solution, and includes a Marketplace where customers can access products built by our partners on top of the Datadog platform. Our products include:
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
•Digital Experience Monitoring. Digital experience monitoring brings visibility up the stack to monitor the digital experience of the customer and is comprised of two products – Synthetics and Real User Monitoring, or RUM. Synthetics provides user-experience monitoring of applications and API endpoints via simulated AI-powered user requests to track application performance and ensure uptime. RUM provides analysis and visualization of the performance of front-end applications as experienced by all actual users.
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
•Observability Pipelines. Observability Pipelines enables IT and security teams to cost-effectively collect, transform, and route logs, metrics, and traces from any source to any destination at scale.
•Cloud Cost Management. Cloud Cost Management provides granular visibility into costs across cloud resources, automatically surfacing changes in cloud costs and visualizing cost data alongside metrics, traces, logs, and other data, and making it easy to find and fix cost inefficiencies.
•Universal Service Monitoring. Universal Service Monitoring automatically detects all microservices across an organization's environment and provides instant visibility into their health and dependencies—all without any code changes.
•Cloud Security Management. Cloud Security Management delivers visibility, real-time threat detection, and continuous configuration audits across the entire cloud infrastructure, all in a unified platform for seamless collaboration and faster remediation. This product includes Cloud Security Posture Management, Cloud Workload Security, and Resource Catalog, and allows security and DevOps teams to act on shared context of observability data and security risks to determine the impact of a threat quickly.
•Application Security Management. Application Security Management (ASM) delivers deep, real-time visibility into attacks that target customers' web applications and APIs. By leveraging Datadog’s distributed tracing capabilities, ASM reveals attack flows and determines which threats trigger abnormal application behavior, helping teams prioritize efforts.
•Cloud SIEM. Cloud SIEM (Security Information and Event Management) allows customers to detect threats in real time and investigate security signals across metrics, traces, logs, and other data. It provides the engineering organization, including Dev, Ops, and security teams, visibility into common data sources, in order to better operationalize IT security.

•Sensitive Data Scanner. Sensitive Data Scanner helps businesses meet compliance goals by discovering, classifying, and protecting sensitive data, in real-time and at scale. Datadog scans for patterns of sensitive data upon ingestion and then hashes or redacts it, following built-in or user-defined rules to support compliance with GDPR, HIPAA, CCPA, and more.
•CI Visibility. CI, or Continuous Integration, Visibility provides deep insight into the health and performance of customers' CI environment. Datadog auto-instruments pipelines and tests, so developers can dive into traces for problematic builds and executions. They can also scope CI data by repository, branch, or commit in order to surface trends and troubleshoot issues. This provides a comprehensive view into CI activity and makes it easier to resolve bottlenecks, reduce CI costs, and deliver better software.
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
As of December 31, 2022, we had approximately 2,300 employees in our sales and marketing organization, including sales development, field sales, sales engineering, technical solutions, business development, sales operations, sales strategy, customer success and marketing personnel. We intend to continue to invest in our sales and marketing capabilities to capitalize on our market opportunity.
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
Our research and development team consists of our software engineering, product management, development and site reliability engineering teams. As of December 31, 2022, we had approximately 2,000 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform and products.
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
Human Capital Management
Headcount
As of December 31, 2022, we had approximately 4,800 employees operating across 32 countries. Approximately 40% of our full-time employees as of that date were located outside of the United States, 33% of whom were located in France. In countries in which we operate, such as France, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Culture and Engagement
We strive to create a culture that promotes a healthy work-life balance, career growth, low drama, and a friendly office environment. As part of our commitment to our employees, we periodically assess our culture by conducting global engagement surveys to gain a better understanding of what is important to our employees. The areas in which we have been rated most favorable include employee pride and belief in Datadog's mission and purpose, the strength of our product offerings, and opportunities for employee growth and development.
Training and Development
Datadog promotes professional growth by offering individual- and team-specific training on an ongoing basis, as well as a wide range of learning programs delivered by our global Talent Development team. We also provide robust manager training that shares effective tools and frameworks around recruiting, managing, and developing team members.
We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities, including face-to-face, virtual, social, and self-directed learning and mentoring.
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
We are committed to creating inclusive work spaces for employees with diverse backgrounds and experiences. Our diversity and inclusion programming includes a focus on training workshops and resources that increase education, promote moments of celebration, support belonging, and help our employees feel welcome and respected.
Intellectual Property
Intellectual property rights are important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property, including our proprietary technology, software, know-how and brand. We use open source software in our services. Our API libraries and agent used by customers to send data to our proprietary platform are licensed by us on an open source basis.
As of December 31, 2022, we own twenty-six patents globally, six patent applications pending for examination in the United States, three pending PCT applications, and five pending foreign patent applications. The pending U.S. patent applications, if issued, would be scheduled to expire between 2039 and 2041. Despite our pending patent applications, there can be no assurance that our patent applications will result in issued patents. As of December 31, 2022, we own seven registered trademarks in the United States and one hundred sixteen registered trademarks in various non-U.S. jurisdictions. However, as we have expanded internationally, we have been unable to register or obtain the exclusive right to use the Datadog trademark in certain jurisdictions, and as we continue to expand may face similar issues in other jurisdictions.
Although we rely on intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new services, features and functionality, and frequent enhancements to our proprietary platform are more essential to establishing and maintaining our technology leadership position.
We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and we control and monitor access to our software, internal documentation, proprietary technology and other confidential information. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers and partners. See the section titled “Risk Factors” for a more comprehensive description of risks related to our intellectual property.
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
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, inflation, rising interest rates, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases (such as the COVID-19 pandemic), warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. The war in Ukraine and the related political and economic responses imposed on Russia such as sanctions, may exacerbate these issues and trends especially in Europe. More recently, in response to persistently high inflation, the U.S. Federal Reserve has increased interest rates, which may reduce economic growth and cause companies to decrease spending on information technology. These types of unfavorable conditions could disrupt the timing of and attendance at key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted, our marketing investments, sales pipeline and ability to generate new customers and sales of our products could be negatively and adversely affected. Our competitors, many of which are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. The increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $1,675.1 million, $1,028.8 million and $603.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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

We generated net losses in each year since our inception, including net losses of $50.2 million, $20.7 million and $24.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $202.3 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
We have a limited operating history at our current scale, which makes it difficult to forecast our future results of operations.
As a result of our limited operating history at our current scale and the introduction of several new products in recent years, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our products, increasing competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
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
Our future success depends in part on our ability to sell additional subscriptions and products to our existing customers, and our customers renewing their subscriptions when the contract term expires. The terms of our subscription agreements are primarily monthly or annual, with some quarterly, semi-annual and multi-year. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Whether our customers renew or expand their subscriptions with us may be impacted by a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, or reductions in our customers’ spending on IT solutions or their spending levels generally. These factors may be exacerbated by unfavorable conditions in the economy, see "Risks Associated with our Growth—Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations” above. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. If our customers do not purchase additional subscriptions and products from us or our customers fail to renew their subscriptions, our revenue may decline and our business, financial condition and results of operations may be harmed.
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
Our platform and products involve the storage and transmission of data, including personal information, and security breaches or unauthorized access to our platform and products, or those of our third-party service providers, could result in the unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to sensitive information including our customers' data. Consequently, we may be subject to significant litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities. We have previously and may in the future become the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our ability to provide our services. For example, in July 2016 an unidentified third party gained unauthorized access to, and exfiltrated data from, certain of our infrastructure resources, including a database that stored our customers’ credentials for our platform and for third-party integrations. Some of the customer credentials accessed and exfiltrated included confidential and personal information. As a precautionary measure following this event, we reset customer passwords and instructed customers to revoke credentials that had been shared with us. In addition, many of our employees are working remotely, which may pose additional data security risks (including, for example, an increase in phishing and spam emails we began experiencing during 2020). The reliability and continuous availability of our platform is critical to our success. However, complex software such as ours can contain errors, defects, security vulnerabilities or software bugs that, despite testing by us, are difficult to detect and correct, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our platform are released. Real or perceived errors, defects, security vulnerabilities or software bugs in our products could result in reputational harm, reduce the demand for our products and expose us to breach of contract claims, regulatory fines and related liabilities.
We may use third-party service providers and sub-processors to help us deliver services to our customers. These vendors may store or process personal information on our behalf. We use third-party technology, systems and services in a variety of contexts, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing and other functions. While we have taken steps to protect the confidential and personal information that we have access to, our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ data on our behalf could be breached or we could suffer a loss of our or our customers’ data. Our ability to monitor our third-party service providers’ data security is limited. Cyber-attacks, computer malware, viruses, employee mistakes or malfeasance, social engineering (including spear phishing and ransomware attacks), malicious code, denial-of-service attacks, credential harvesting and general hacking have become more prevalent in our industry, particularly against cloud services. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, loss of data (including customer data), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Despite the security controls we have in place, such attacks are very difficult to avoid.

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
In addition, we do not directly control content that our customers store in our products. If our customers use our products for the collection, transmission or storage of personal information and our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. In addition, our remediation efforts may not be successful.
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
Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. For example, the full impact of the COVID-19 pandemic is unknown at this time, but could result in adverse changes in our results of operations as the pandemic's related social and economic impacts evolve. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.
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

The COVID-19 pandemic adversely affected workforces, economies and financial markets globally, leading to a reduction or an inability for our customers, partners, suppliers or vendors or other parties with whom we do business to meet their contractual obligations, and for a period of time, a reduction in customer spending on our solutions, and such conditions may reoccur. While it is not possible at this time to predict the duration and extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular, COVID-19 could adversely impact our business, financial condition and results of operations. For example, during the second quarter of 2020, we experienced some impact to the rate of usage growth from our existing customers. In addition, we have provided and may continue to provide guidance about our business and future operating results, which is based on certain assumptions, estimates and expectations as of the date such guidance is given. Guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. If we were to revise or fail to meet our announced guidance or expectations of analysts as a result of these factors, the price of our Class A common stock could be negatively affected. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability expand within our existing customer base, acquire new customers, develop and expand our sales and marketing capabilities and expand internationally.
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
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing SaaS applications and experienced sales professionals. If we are unable to attract such personnel in cities where we are located, we may need to hire in other locations which may add to the complexity and costs of our business operations. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the value or perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

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
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our services and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, internal controls or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition and results of operations may be adversely affected or we may be exposed to unknown risks or liabilities.
Industry and Competitive Risks
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
We have legal, contractual and other applicable obligations regarding the protection and appropriate use of personal information, confidential information, and other proprietary information that we, our third-party service providers or other partners process. We are subject to a variety of federal, state, local and international laws, directives, regulations, and industry standards, relating to the collection, use, retention, security, disclosure, transfer and other processing of personal information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and as a result implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

Internationally, nearly every jurisdiction in which we operate has established its own data security and privacy legal framework with which we, our third-party service providers, or our customers must comply. The data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. For example, the European Union's General Data Protection Regulation, or EU GDPR, contains numerous requirements and changes from previously existing law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies and data protection authorities.
In addition, certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, absent appropriate safeguards or other circumstances, the European Economic Area (EEA) and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. In June 2021, the European Commission released a new set of Standard Contractual Clauses, or “EU SCCs,” that can lawfully be used for personal information transfers from Europe to the United States or most other countries. The EU SCCs require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments and implementing additional security and privacy measures, which increases the difficulty of selling to European customers and may lead to longer sales cycles. While we have taken steps to mitigate the impact on us with respect to transfers of data, such as relying on the new EU SCCs, the efficacy and longevity of these transfer mechanisms remains uncertain. These mechanisms are subject to legal challenges and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. In addition, laws in Switzerland and the United Kingdom similarly restrict transfers of personal data outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection but require their own, slightly modified transfer mechanisms, resulting in a patchwork of different methods and requirements for Europe alone. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant costs relating to updating and amending vendor agreements to reflect changing transfer mechanisms or requirements.
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
If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe or elsewhere. Inability to import personal information from other jurisdictions to the United States may significantly and negatively impact our business operations, including by lowering sales on our platform due to the difficulty of establishing a lawful mechanism for personal information transfers out of Europe or other jurisdictions, or requiring us to increase our data processing capabilities in Europe or elsewhere at significant expense.

Additionally, European legislative proposals and present laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing. In the EU and the United Kingdom, regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem and requirements around consent. It is anticipated that the ePrivacy Regulation will replace the current national laws that implement the ePrivacy

Directive that governs electronic communications. Outside of Europe, other laws and regulations, including legislative proposals, individual behavior and industry practices are increasingly resistant to the use of personal data to deliver targeted advertising, making certain online advertising activities more difficult and subject to additional scrutiny. For example, the CCPA grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration. As a result of these developments, we may be required to change the way we market our products, which would impair our ability to reach new or existing customers.

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
Domestic laws in this area are also complex and developing rapidly, and we are, or may become, subject to numerous U.S. data privacy and security laws. In the United States, laws governing data privacy and security include those promulgated under the authority of the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, or CCPA, HIPAA, and other state and federal laws relating to privacy and data security. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personal information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing legal requirements.
The CCPA, which became effective on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of the sale of personal information, and receive detailed information about how their personal information is used. The CCPA provides a private right of action and statutory damages for data breaches and may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. In addition, the amendments to the CCPA made by the California Privacy Rights Act, or the CPRA, went into effect on January 1, 2023. The CPRA amends the CCPA to give California residents the ability to limit the use of their sensitive information, provide additional penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. The CPRA also expands the scope of the CCPA to include job applicant and employee personal information. These changes to the CCPA could impact our business activities depending on how they are interpreted. These laws exemplify the vulnerability of our business to the evolving regulatory environment related to the protection of personal information. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, the results of our operations, and our financial condition. For example, Colorado, Utah, Virginia and Connecticut recently passed similar consumer privacy legislation, all of which differ from the CCPA and become effective in 2023.
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
As of December 31, 2022, we had NOL carryforwards for federal and state income tax purposes of approximately $243.4 million and $92.0 million, respectively, which may be available to offset taxable income in the future, and which expire in 2026 for state purposes if not utilized. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under current law, U.S. federal NOLs incurred in taxable years after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. A lack of future taxable income would adversely affect our ability to utilize portions of these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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
•any implementation of a global minimum tax, as agreed upon by the Organisation for Economic Co-operation and Development (OECD);
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2 in the Notes to Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, business combinations, and internal-use software development costs. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
Risks Related to Intellectual Property
Any failure to obtain, maintain, protect or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology and our brand.

Our success depends to a significant degree on our ability to obtain, maintain, protect and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. We rely on a combination of trademarks, trade secrets, patents, copyrights, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect and enforce our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and develop and commercialize substantially identical products, services or technologies, our business, financial condition, results of operations or prospects may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. Despite our pending patent applications, there can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or products. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or products. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products that compete with ours. Patent, trademark, copyright, and trade secret protections may not be available to us in every country in which our products are available. For example, as we have expanded internationally, we have been unable to register and obtain the exclusive right to use the Datadog trademark in certain jurisdictions, including certain European countries outside of the EU, and as we continue to expand, we may face similar issues in other jurisdictions. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights. Furthermore, third parties may assert intellectual property claims against us, and we may be subject to liability, required to enter into costly license agreements, or required to rebrand our products and/or prevented from selling some of our products if third parties successfully claim that we infringe, misappropriate or otherwise violate their trademarks or other intellectual property rights. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights.
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
We have been and may continue to be subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products or services are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation. Lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement, misappropriation or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. We do not currently have a large patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patent portfolio may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our products and platform capabilities or cease business activities related to such intellectual property. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Any intellectual property litigation to which we might become a party, or for which we have been or may continue to be required to provide indemnification, may require us to do one or more of the following:
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 28% for the year ended December 31, 2022. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of December 31, 2022, approximately 40% of our full-time employees were located outside of the United States, 33% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions may also negatively impact the market price of our Class A common stock. Additional risks are described in "Risks Associated with our Growth—Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations”. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our executive officers, directors and their affiliates, which will limit the ability of holders of our Class A common stock to influence the outcome of important transactions.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2022, our outstanding shares of Class B common stock represented approximately 47% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
Further, future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock has had and will continue to have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their Class B shares.
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
Further, as of December 31, 2022, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have hired, and need to continue to hire, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to comply with Section 404.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarter is located in New York City, where we lease approximately 163,000 square feet pursuant to four separate subleases. Three subleases, totaling approximately 98,000 square feet, will expire in December 2023. The other sublease, for approximately 65,000 square feet, will expire in June 2033. We have other offices including Paris, Boston and Denver. These offices are leased, and we do not own any real property. We believe that our current facilities are adequate to meet our current needs.
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
As of February 15, 2023, there were 57 holders of record of our Class A common stock and 34 holders of record of our Class B common stock.
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
Recent Sales of Unregistered Equity Securities
During the year ended December 31, 2022, we issued 327,662 shares of Class A common stock as consideration in acquisitions. The issuance was deemed exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
The graph below shows a comparison, from September 19, 2019 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2022, of the cumulative total return to stockholders of our Class A common stock relative to the Nasdaq Composite Index, or the Nasdaq Composite, and the Nasdaq Computer Index, or the Nasdaq Computer.

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
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the fiscal years ended December 31, 2022 and 2021, and year-to-year comparisons between fiscal 2022 and fiscal 2021. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2020 and year-to-year comparisons between fiscal 2021 and fiscal 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 25, 2022.

Overview
Datadog is the observability and security platform for cloud applications.

Our SaaS platform integrates and automates infrastructure monitoring, application performance monitoring, log management, real-user monitoring, and many other capabilities to provide unified, real-time observability and security for our customers’ entire technology stack. Datadog is used by organizations of all sizes and across a wide range of industries to enable digital transformation and cloud migration, drive collaboration among development, operations, security and business teams, accelerate time to market for applications, reduce time to problem resolution, secure applications and infrastructure, understand user behavior and track key business metrics.
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
As of December 31, 2022, we had $342.3 million in cash, cash equivalents and restricted cash and $1,545.3 million in marketable securities. We have grown rapidly in recent periods, with revenues for the fiscal years ended December 31, 2022, 2021 and 2020 of $1,675.1 million, $1,028.8 million, and $603.5 million, respectively, representing year-over-year growth of 63% from the fiscal year ended December 31, 2021 to the fiscal year ended December 31, 2022 and 70% from the fiscal year ended December 31, 2020 to the fiscal year ended December 31, 2021. Substantially all of our revenue is from subscription software sales. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses of $50.2 million, $20.7 million and $24.5 million for the fiscal years ended December 31, 2022, 2021 and 2020, respectively. Our operating cash flow was $418.4 million, $286.5 million and $109.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our free cash flow was $353.5 million, $250.5 million and $83.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
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
Due to our subscription model, the effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. However, if economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see "Risk Factors" included in Part I, Item 1A of this report.
Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of December 31, 2022, we had approximately 23,200 customers spanning organizations of a broad range of sizes and industries, compared to approximately 18,800 as of December 31, 2021. Customers as of December 31, 2022 exclude customers from a recent acquisition, which did not contribute meaningful revenue during the fiscal year. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors, and the effectiveness of our marketing efforts.
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
Expanding Within Our Existing Customer Base
Our base of customers represents a significant opportunity for further sales expansion. As of December 31, 2022, we had approximately 2,780 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 85% of our ARR, up from 2,010 as of December 31, 2021, representing 83% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. We updated the definition of MRR as of the quarter ended September 30, 2021 to capture usage from subscriptions with committed contractual amounts and applied this change retrospectively. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of each of December 31, 2022 and 2021, our dollar-based net retention rate was above 130%. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the dollar-based net retention rate.
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
Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have demonstrated the success of our platform approach, through expansion beyond our initial infrastructure monitoring solution to include over 17 products. As of December 31, 2022, approximately 81% of our customers were using more than one product, up from approximately 78% a year earlier. Additionally, as of December 31, 2022, approximately 42% of our customers were using more than four products, up from approximately 33% a year earlier, and approximately 18% of our customers were using more than six products, up from approximately 10% a year earlier. We believe these metrics indicate strong momentum in the uptake of our newer platform products.

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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 28% of our total revenue for each of the years ended December 31, 2022 and 2021. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in EMEA and APAC. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenue	$1,675,100	$1,028,784	$603,466
Cost of revenue (1)(2)(4)	346,743	234,245	130,197
Gross profit	1,328,357	794,539	473,269
Operating expenses:
Research and development (1)(3)(4)	752,351	419,769	210,626
Sales and marketing (1)(2)(3)(4)	495,288	299,497	213,660
General and administrative (1)(3)(4)	139,413	94,429	62,756
Total operating expenses	1,387,052	813,695	487,042
Operating loss	(58,695)	(19,156)	(13,773)
Other income (loss):
Interest expense (5)	(16,535)	(21,052)	(30,434)
Interest income and other income, net	37,160	21,786	21,985
Other income (loss), net	20,625	734	(8,449)
Loss before provision for income taxes	(38,070)	(18,422)	(22,222)
Provision for income taxes	(12,090)	(2,323)	(2,325)
Net loss	$(50,160)	$(20,745)	$(24,547)
____________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$10,827	$4,565	$1,794
Research and development	237,120	101,942	38,008
Sales and marketing	76,735	35,035	20,467
General and administrative	38,472	22,195	14,105
Total	$363,154	$163,737	$74,374
____________________
(2)Includes amortization of acquired intangibles expense as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$6,750	$3,792	$943
Sales and marketing	825	600	—
Total	$7,575	$4,392	$943
(3)Includes non-cash benefit related to tax adjustment as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Research and development	$—	$—	$(2,729)
Sales and marketing	—	—	(449)
General and administrative	—	—	(2,383)
Total	$—	$—	$(5,561)
_____________________
(4)Includes employer payroll taxes on employee stock transactions as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$266	$345	$187
Research and development	10,384	8,143	2,836
Sales and marketing	2,766	6,349	3,756
General and administrative	830	1,248	839
Total	$14,246	$16,085	$7,618
____________________
(5)Includes amortization of debt discount and issuance costs as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Interest expense	$3,369	$3,349	$18,727
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%
Cost of revenue	21	23	22
Gross profit	79	77	78
Operating expenses:
Research and development	45	41	35
Sales and marketing	30	29	35
General and administrative	8	9	10
Total operating expenses	83	79	81
Operating loss	(4)	(2)	(2)
Other income (loss):
Interest expense	(1)	(2)	(5)
Interest income and other income, net	2	2	4
Other income (loss), net	1	0	(1)
Loss before provision for income taxes	(2)	(2)	(4)
Provision for income taxes	(1)	0	0
Net loss	(3)%	(2)%	(4)%
_____________________
(1)Certain items may not total due to rounding.

Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,
	2022	2021	Change	% Change

Revenue	$1,675,100	$1,028,784	$646,316	63%
Revenue increased by $646.3 million or 63%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Approximately 75% of the increase in revenue was attributable to growth from existing customers, and the remaining 25% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Cost of revenue	$346,743	$234,245	$112,498	48%
Gross margin	79%	77%		2%
Cost of revenue increased by $112.5 million, or 48%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to an increase of $82.1 million in third-party cloud infrastructure hosting and software costs, an increase of $16.6 million in personnel expenses as a result of increased headcount, and an increase of $7.2 million in depreciation and amortization expense.
Our gross margin increased by 2% for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily as the result of revenue growth exceeding the growth of third-party cloud infrastructure provider costs due to cost savings.
Research and Development

	Year Ended December 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Research and development	$752,351	$419,769	$332,582	79%
Percentage of revenue	45%	41%
Research and development expense increased by $332.6 million, or 79%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to an increase of $273.6 million in personnel costs for our engineering, product and design teams as a result of increased headcount, an increase of $40.3 million in cloud infrastructure-related investments, and an increase of $15.0 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.
Sales and Marketing

	Year Ended December 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Sales and marketing	$495,288	$299,497	$195,791	65%
Percentage of revenue	30%	29%

Sales and marketing expense increased by $195.8 million, or 65%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to an increase of $154.2 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel, an increase of $22.4 million in marketing and promotional activities, and an increase of $15.1 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.
General and Administrative

	Year Ended December 31,
	2022	2021	Change	% Change
	(dollars in thousands)
General and administrative	$139,413	$94,429	$44,984	48%
Percentage of revenue	8%	9%
General and administrative expense increased by $45.0 million, or 48%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to an increase of $39.2 million in personnel expenses as a result of increased headcount and an increase of $2.9 million related to bad debt expense.
Other Income, Net

	Year Ended December 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Other income, net	$20,625	$734	$19,891	2,710%
Percentage of revenue	1%	0%
Other income, net increased by $19.9 million, or 2,710% for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily driven by an increase of $13.5 million in interest income, mainly due to income earned from investments in marketable securities, and a decrease of $4.5 million in amortization of premiums on our marketable securities.
Liquidity and Capital Resources
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, hosting expenses, facility expenses, and marketing expenses. We have generated positive cash flows from operations during the years ended December 31, 2022, 2021, and 2020. When assessing sources of liquidity, we also include cash and cash equivalents of $339.0 million and marketable securities of $1.5 billion as of December 31, 2022. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support our cash requirements for the next 12 months and beyond.
Our working capital requirements are principally comprised of workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancellable and non-cancelable licenses and services arrangements that are integral to our business operations, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $721.5 million and $326.6 million, respectively, as of December 31, 2022, due primarily over the next five years. Purchase commitments for business operations are primarily related to cloud hosting and other software-based services.

We have also issued long-term debt to finance our business. In June 2020, we issued $747.5 million aggregate principal amount of the 2025 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the sale of the 2025 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $730.2 million. The principal and future interest payments related to our 2025 Notes are $749.9 million.

Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash provided by operating activities	$418,407	$286,545
Cash used in investing activities	(384,670)	(273,740)
Cash provided by financing activities	36,023	34,940
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2022 increased $131.9 million compared to the year ended December 31, 2021, primarily driven by an increase in non-cash charges of $218.3 million. The increase in non-cash charges related primarily to an increase of $199.4 million in stock-based compensation as we continued to increase headcount to support the growth of the business. The increase in cash provided by operating activities was partially offset by an increase in accounts receivable of $28.6 million due to an increase in sales, an increase in deferred contract costs of $8.3 million, a decrease in deferred revenue of $7.6 million, and an increase in prepaid expenses and other current assets of $5.8 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 increased by $110.9 million compared to the year ended December 31, 2021, primarily driven by a increase in the investment in marketable securities of $288.2 million, a decrease in proceeds from the sale of marketable securities of $65.7 million, and an increase in purchases of property and equipment of $25.3 million. The increase in cash used in investing activities was partially offset by a decrease in cash paid for the acquisition of businesses net of cash acquired of $180.6 million and an increase in proceeds from maturities of marketable securities of $91.2 million.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022 increased by $1.1 million compared to the year ended December 31, 2021, primarily due to an increase in proceeds from the issuance of Class A common stock under the ESPP of $5.7 million and was partially offset by a decrease in proceeds from the exercise of stock options of $4.9 million.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$418,407	$286,545	$109,091
Less: Purchases of property and equipment	(35,261)	(9,956)	(5,415)
Less: Capitalized software development costs	(29,628)	(26,069)	(20,468)
Free cash flow	$353,518	$250,520	$83,208

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
The significant accounting policies and methods used in the preparation of our consolidated financial statements are discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
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

Internal-Use Software Development Costs
We capitalize certain costs related to the development of our platform and other software applications for internal-use. In accordance with authoritative guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. We stop capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be two years. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in our consolidated statements of operations.
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
Interest Rate Risk
As of December 31, 2022, we had $305.4 million in cash equivalents, and $1.5 billion in marketable securities, which consisted of commercial debt, commercial paper, certificates of deposit, U.S. government treasury securities, and U.S. government agency securities. In addition, we had $3.3 million of restricted cash due to the outstanding letters of credit established in connection with lease agreements for our facilities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of December 31, 2022, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
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
DATADOG, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Datadog, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Datadog, Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition — Identification of Performance Obligations – (Refer to Note 2 of the Financial Statements)
Critical Audit Matter Description
As described in Note 2 to the consolidated financial statements, the Company generates revenue from the sale of subscription services contracts to customers using its cloud-based platform. Subscription services contracts with certain of the Company’s customers may include non-standard terms and conditions and promises to transfer multiple services.

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
February 24, 2023
We have served as the Company's auditor since 2016.

DATADOG, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$338,985	$270,973
Marketable securities	1,545,341	1,283,473
Accounts receivable, net of allowance for credit losses of $5,626 and $2,997 as of December 31, 2022 and 2021, respectively	399,551	268,824
Deferred contract costs, current	33,054	23,235
Prepaid expenses and other current assets	27,303	24,443
Total current assets	2,344,234	1,870,948
Property and equipment, net	125,346	75,152
Operating lease assets	87,629	61,355
Goodwill	348,277	292,176
Intangible assets, net	16,365	15,704
Deferred contract costs, non-current	55,338	42,062
Restricted cash	3,303	3,490
Other assets	24,360	19,907
TOTAL ASSETS	$3,004,852	$2,380,794
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,474	$25,270
Accrued expenses and other current liabilities	171,158	111,284
Operating lease liabilities, current	22,092	20,157
Deferred revenue, current	543,024	371,985
Total current liabilities	759,748	528,696
Operating lease liabilities, non-current	76,582	52,106
Convertible senior notes, net	738,847	735,482
Deferred revenue, non-current	12,944	13,896
Other liabilities	6,226	9,411
Total liabilities	1,594,347	1,339,591
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of December 31, 2022 and 2021; 293,573,825 and 263,339,585 shares issued and outstanding as of December 31, 2022 and 2021, respectively	3	2
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of December 31, 2022 and 2021; 25,616,018 and 50,025,852 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	1
Additional paid-in capital	1,625,190	1,197,136
Accumulated other comprehensive loss	(12,422)	(3,830)
Accumulated deficit	(202,266)	(152,106)
Total stockholders’ equity	1,410,505	1,041,203
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,004,852	$2,380,794
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$1,675,100	$1,028,784	$603,466
Cost of revenue	346,743	234,245	130,197
Gross profit	1,328,357	794,539	473,269
Operating expenses:
Research and development	752,351	419,769	210,626
Sales and marketing	495,288	299,497	213,660
General and administrative	139,413	94,429	62,756
Total operating expenses	1,387,052	813,695	487,042
Operating loss	(58,695)	(19,156)	(13,773)
Other income (loss):
Interest expense	(16,535)	(21,052)	(30,434)
Interest income and other income, net	37,160	21,786	21,985
Other income (loss), net	20,625	734	(8,449)
Loss before provision for income taxes	(38,070)	(18,422)	(22,222)
Provision for income taxes	(12,090)	(2,323)	(2,325)
Net loss	$(50,160)	$(20,745)	$(24,547)
Net loss attributable to common stockholders	$(50,160)	$(20,745)	$(24,547)
Basic and diluted net loss per share	$(0.16)	$(0.07)	$(0.08)
Weighted average shares used in calculating basic and diluted net loss per share:	315,410	309,048	300,350
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(50,160)	$(20,745)	$(24,547)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,322)	(1,853)	1,089
Unrealized (loss) gain on available-for-sale marketable securities	(7,270)	(4,264)	1,065
Other comprehensive (loss) income	(8,592)	(6,117)	2,154
Comprehensive loss	$(58,752)	$(26,862)	$(22,393)
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2019	296,386,950	$3	$905,821	$133	$(123,616)	$782,341
Issuance of common stock upon exercise of stock options	8,753,274	—	16,009	—	—	16,009
Vesting of early exercised stock options	—	—	1,177	—	—	1,177
Vesting of restricted stock units	170,892	—	—	—	—	—
Issuance of restricted shares of common stock	120,992	—	5,169	—	—	5,169
Issuance of common stock under the Employee Stock Purchase Plan, net of shares withheld for taxes	447,955	—	13,906	—	—	13,906
Stock-based compensation	—	—	77,778	—	—	77,778
Equity component of 2025 Convertible Senior Notes, net	—	—	173,070	—	—	173,070
Purchases of capped calls related to 2025 Convertible Senior Notes	—	—	(89,625)	—	—	(89,625)
Change in accumulated other comprehensive income	—	—	—	2,154	—	2,154
Net loss	—	—	—	—	(24,547)	(24,547)
BALANCE—December 31, 2020	305,880,063	$3	$1,103,305	$2,287	$(148,163)	$957,432
Effect of adoption of ASU 2020-06	—	—	(173,070)	—	16,802	(156,268)
BALANCE—January 1, 2021	305,880,063	3	930,235	2,287	(131,361)	801,164
Issuance of common stock upon exercise of stock options	5,109,688	—	14,941	—	—	14,941
Vesting of early exercised stock options	—	—	566	—	—	566
Vesting of restricted stock units	1,483,639	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	600,176	—	57,720	—	—	57,720
Issuance of common stock under the Employee Stock Purchase Plan	291,871	—	20,278	—	—	20,278
Stock-based compensation	—	—	173,397	—	—	173,397
Change in accumulated other comprehensive loss	—	—	—	(6,117)	—	(6,117)
Net loss	—	—	—	—	(20,745)	(20,745)
BALANCE—December 31, 2021	313,365,437	$3	$1,197,136	$(3,830)	$(152,106)	$1,041,203
Issuance of common stock upon exercise of stock options	2,687,334	—	9,970	—	—	9,970
Vesting of early exercised stock options	—	—	33	—	—	33
Vesting of restricted stock units	2,492,535	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	327,662	—	14,019	—	—	14,019
Issuance of common stock under the Employee Stock Purchase Plan	316,875	—	26,025	—	—	26,025
Stock-based compensation	—	—	378,007	—	—	378,007
Change in accumulated other comprehensive loss	—	—	—	(8,592)	—	(8,592)
Net loss	—	—	—	—	(50,160)	(50,160)
BALANCE—December 31, 2022	319,189,843	$3	$1,625,190	$(12,422)	$(202,266)	$1,410,505
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,160)	$(20,745)	$(24,547)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,629	22,938	15,450
Amortization of discounts or premiums on marketable securities	4,726	16,236	9,753
Amortization of debt discount and issuance costs	3,369	3,349	18,727
Amortization of deferred contract costs	28,003	17,866	10,447
Stock-based compensation, net of amounts capitalized	363,154	163,737	74,374
Non-cash lease expense	21,416	17,201	14,060
Allowance for credit losses on accounts receivable	5,215	2,311	3,283
Loss on disposal of property and equipment	1,662	274	10
Changes in operating assets and liabilities:
Accounts receivable, net	(135,701)	(107,112)	(64,248)
Deferred contract costs	(51,098)	(42,775)	(25,080)
Prepaid expenses and other current assets	(6,565)	(737)	(4,403)
Other assets	(5,179)	(2,627)	968
Accounts payable	(1,286)	3,078	6,539
Accrued expenses and other liabilities	37,578	37,270	3,970
Deferred revenue	168,644	176,281	69,788
Net cash provided by operating activities	418,407	286,545	109,091

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,413,717)	(1,125,519)	(1,794,562)
Maturities of marketable securities	1,137,724	1,046,560	506,554
Proceeds from sale of marketable securities	2,090	67,749	163,630
Purchases of property and equipment	(35,261)	(9,956)	(5,415)
Capitalized software development costs	(29,628)	(26,069)	(20,468)
Cash paid for acquisition of businesses; net of cash acquired	(45,878)	(226,505)	(2,363)
Net cash used in investing activities	(384,670)	(273,740)	(1,152,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	10,001	14,907	15,985
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	(421)
Proceeds from issuance of common stock under the employee stock purchase plan	26,025	20,278	15,170
Employee payroll taxes paid related to net share settlement under the employee stock purchase plan	—	(245)	(1,040)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	730,207
Repayments of convertible senior notes	(3)	—	—
Purchase of capped call related to convertible senior notes	—	—	(89,625)
Net cash provided by financing activities	36,023	34,940	670,276

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,935)	(1,993)	779

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	67,825	45,752	(372,478)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	274,463	228,711	601,189
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$342,288	$274,463	$228,711

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,595	$1,486	$410

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$972	$1,746	$234
Stock-based compensation included in capitalized software development costs	$14,853	$9,660	$3,404
Vesting of early exercised options	$33	$566	$1,177
Issuance of restricted shares of common stock for the acquisition of businesses	$14,019	$57,720	$5,169
Acquisition holdback	$8,123	$5,555	$1,500

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOW IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$338,985	$270,973	$224,927
Restricted cash	3,303	3,490	3,784
Total cash, cash equivalents and restricted cash	$342,288	$274,463	$228,711
See accompanying notes to consolidated financial statements.

DATADOG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Description of Business
Datadog, Inc. (“Datadog” or the “Company”) was incorporated in the State of Delaware on June 4, 2010. The Company is the observability and security platform for cloud applications. The Company’s SaaS platform integrates and automates infrastructure monitoring, application performance monitoring, log management, real-user monitoring, and many other capabilities to provide unified, real-time observability and security of its customers’ entire technology stack. The Company is headquartered in New York City and has various other global office locations.
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
Advertising Costs
Advertising costs are expensed as incurred and were approximately $25.5 million, $20.8 million and $21.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in sales and marketing expense in the accompanying consolidated statement of operations.
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
Stock-Based Compensation
The Company recognizes and measures compensation expense for all stock-based payment awards granted to employees, directors, and nonemployees, including stock options, restricted stock units (“RSUs”), performance-based awards ("PSUs"), and the employee stock purchase plan (the “ESPP”) based on the fair value of the awards on the date of grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The determination of the grant date fair value using an option-pricing model is affected by the estimated fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The fair value of RSUs and PSUs is determined by the closing price on the date of grant of the Company’s Class A common stock, as reported on The Nasdaq Global Select Market. The Company estimates the fair value of the rights to acquire stock under the ESPP using the Black-Scholes option pricing model. Stock-based compensation for stock options and RSUs is recognized on a straight-line basis over the requisite service period and account for forfeitures as they occur. Stock-based compensation for PSUs is amortized under the accelerated attribution method and may be adjusted over the vesting period based on interim estimates of performance against pre-set objectives. PSUs will vest upon achievement of specified performance targets and subject to continuous service through the applicable vesting dates. The compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied and the Company accounts for forfeitures as they occur.
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
Marketable Securities
The Company’s marketable securities consist of commercial debt, commercial paper, certificates of deposit, U.S. government treasury securities, U.S. government agency securities, and Non-U.S. government securities. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its marketable securities within current assets on the consolidated balance sheet.
Available-for-sale securities are recorded at fair value each reporting period. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. Unrealized gains and losses on these marketable securities are presented net of tax and reported as a separate component of accumulated other comprehensive loss until realized. Realized gains and losses are determined based on the specific identification method and are reported in Interest income and other income, net in the consolidated statements of operations.

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
Geographical Information - Long-Lived Assets
As of December 31, 2022, and 2021, 66% and 76% of the Company’s long-lived assets were located in the United States and 34% and 24% were located outside of the United States, primarily in EMEA, respectively.
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
Internal-Use Software Development Costs
The Company capitalizes qualifying internal-use software development costs related to its cloud platform. The costs consist of personnel costs (including related benefits and stock-based compensation) that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post implementation operating activities are expensed as incurred.
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
Goodwill is not amortized but rather tested for impairment at least annually on October 1, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the quantitative assessment results in the carrying value exceeding the fair value, in which case an impairment charge is recorded to the extent the carrying value exceeds the fair value. The Company did not recognize any impairment of goodwill during the years ended December 31, 2022, 2021 or 2020.
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
Net Income (Loss) Per Share Attributable to Common Stockholders
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income (loss) per share by application of the two-class method. During the periods when the Company is in a net loss position, the net loss attributable to common stockholders was not allocated to the unvested common stock under the two-class method as these securities do not have a contractual obligation to share in the Company’s losses.
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not result in a restatement of prior period financial statements.
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU No. 2021-08"), which intends to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. It is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The Company early adopted ASU No. 2021-08 on January 1, 2022 on a prospective basis with no material impact on the Company's consolidated financial statements.
3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheet as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$813,598	$64	$(7,554)	$806,108
Commercial paper	357,030	64	(821)	356,273
Certificates of deposit	174,080	37	(587)	173,530
U.S. government treasury securities	120,977	—	(1,099)	119,878
U.S. government agency securities	89,718	12	(178)	89,552
Marketable securities	$1,555,403	$177	$(10,239)	$1,545,341

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$1,034,573	$43	$(2,564)	$1,032,052
Commercial paper	151,379	14	(37)	151,356
U.S. government treasury securities	77,628	18	(204)	77,442
Certificates of deposit	14,574	5	(10)	14,569
Non-U.S. government securities	8,071	—	(17)	8,054
Marketable securities	$1,286,225	$80	$(2,832)	$1,283,473
As of December 31, 2022, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$1,448,990
Due in one year through five years	96,351
Total	$1,545,341
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
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$302,902	$—	$—	$302,902
Corporate debt securities	—	2,493	—	2,493
Marketable Securities:
Corporate debt securities	—	806,108	—	806,108
Commercial paper	—	356,273	—	356,273
Certificates of deposit	—	173,530	—	173,530
U.S. government treasury securities	—	119,878	—	119,878
U.S. government agency securities	—	89,552	—	89,552
Total financial assets	$302,902	$1,547,834	$—	$1,850,736

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$241,571	$—	$—	$241,571
Marketable Securities:
Corporate debt securities	—	1,032,052	—	1,032,052
Commercial paper	—	151,356	—	151,356
U.S. government treasury securities	—	77,442	—	77,442
Certificates of deposit	—	14,569	—	14,569
Non-U.S. government treasury securities	—	8,054	—	8,054
Total financial assets	$241,571	$1,283,473	$—	$1,525,044
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
In addition to its cash equivalents and marketable securities, the Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the convertible senior notes to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 8, Convertible Senior Notes, to the consolidated financial statements for further details.

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Computers and equipment	$33,376	$16,885
Furniture and fixtures	13,315	6,595
Leasehold improvements	27,683	20,669
Capitalized software development costs	134,890	86,189
Total property and equipment	$209,264	$130,338
Less: accumulated depreciation and amortization	(83,918)	(55,186)
Total property and equipment, net	$125,346	$75,152
As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Internal-Use Software Development Costs, the Company capitalizes costs related to the development of computer software for internal-use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $27.0 million, $18.5 million, and $14.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
6. Acquisitions, Intangible Assets and Goodwill
2022 Acquisitions
During the year ended December 31, 2022, the Company entered into four purchase agreements for acquisitions of businesses, each of which were accounted for as business combinations in accordance with ASC 805, Business Combinations. The Company does not consider these acquisitions to be material, individually or in aggregate. The total purchase price was allocated to intangible assets in the amount of $8.2 million and goodwill in the amount of $56.6 million based on the respective estimated fair values. The resulting goodwill from each of the agreements is not deductible for income tax purposes. Pro forma results of operations from these acquisitions have not been presented because they were not material to the consolidated results of operations.
2021 Acquisitions
In October and December 2021, the Company entered into two purchase agreements for acquisitions of businesses, each of which were accounted for as business combinations in accordance with ASC 805, Business Combinations. The Company does not consider these acquisitions to be material, individually or in aggregate. The total purchase price was allocated to intangible assets in the amount of $4.3 million and goodwill in the amount of $36.6 million based on the respective estimated fair values. The resulting goodwill from both agreements is not deductible for income tax purposes. Pro forma results of operations from these acquisitions have not been presented because they were not material to the consolidated results of operations.
In April 2021, the Company entered into a stock purchase agreement whereby the Company acquired all of the issued and outstanding shares of a SaaS based security platform company. The consideration was approximately $219.4 million, comprising cash and Class A common stock. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase price was allocated to intangible assets in the amount of $12.0 million and goodwill in the amount of $204.3 million based on the respective estimated fair values. The resulting goodwill is not deductible for income tax purposes. Intangible assets consisted of developed technology in the amount of $8.7 million and customer relationships in the amount of $3.3 million. The useful life for developed technology and customer relationships are three and four years, respectively. Additionally, there was a one-time severance charge of $1.3 million recorded on the acquisition date.
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
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$24,460	$(9,970)	$14,490	3 years
Customer relationships	3,300	(1,425)	1,875	4 years
Total	$27,760	$(11,395)	$16,365

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$17,186	$(4,182)	$13,004	3 years
Customer relationships	3,300	(600)	2,700	4 years
Total	$20,486	$(4,782)	$15,704
Intangible amortization expense was approximately $7.6 million, $4.4 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of developed technology and customer relationships are included in cost of revenue on the Company’s consolidated statement of operations and comprehensive loss.
As of December 31, 2022, future amortization expense by year is expected to be as follows (in thousands):

Amount
2023	$8,741
2024	5,740
2025	1,884
Total	$16,365
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2021	$292,176
2022 Acquisitions	56,553
Foreign currency translation adjustments	(452)
Balance as of December 31, 2022	$348,277

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued cloud hosting and infrastructure expenses	$73,566	$34,532
Accrued compensation and commissions	46,736	43,050
Other tax liability and sales tax	25,818	17,316
Accrued expenses	25,038	16,353
Early exercise liability - stock options	—	33
Total accrued expenses and other current liabilities	$171,158	$111,284

8. Convertible Senior Notes
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
During the three months ended December 31, 2022, the conditional conversion feature of the 2025 Notes was not triggered as the last reported sale price of the Company’s Class A common stock was not greater than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter ended December 31, 2022. Therefore the 2025 Notes are not convertible, in whole or in part, at the option of the holders between January 1, 2023 through March 31, 2023. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. During the year ended December 31, 2022, the Company received and settled an immaterial amount of conversion notices from the holders in cash and as of December 31, 2022, the 2025 Notes were classified as long-term debt on the Company's consolidated balance sheet.
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
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	December 31, 2022	December 31, 2021
Convertible senior notes, net:
Principal	$747,496	$747,500
Unamortized debt issuance costs	(8,649)	(12,018)
Net carrying amount	$738,847	$735,482
As of December 31, 2022, the total estimated fair value of the 2025 Notes was approximately $819.4 million. The fair value was determined based on the closing trading price or quoted market price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates.
The following table sets forth the interest expense related to the 2025 Notes for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Contractual interest expense	$934	$934	$540
Amortization of debt discount	—	—	17,621
Amortization of issuance costs	3,369	3,349	1,106
Total	$4,303	$4,283	$19,267
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
9. Commitments and Contingencies
The Company enters into non-cancelable purchase commitments and operating leases in the normal course of business. Non-cancelable purchase commitments for business operations and operating lease obligations total $721.5 million and $326.6 million, respectively, as of December 31, 2022, due primarily over the next five years. Purchase commitments for business operations are primarily related to cloud hosting and other software-based services.
The Company also issued long-term debt to finance the business. The principal and future interest payments related to the 2025 Notes are $749.9 million.
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
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for administrative costs of the 401(k) plan and beginning on January 1, 2022, the Company began making matching contributions to the 401(k) plan. For the year ended December 31, 2022, the Company incurred expense of $5.7 million for matching contributions. The Company did not make any matching contributions to the 401(k) plan for the years ended December 31, 2021 and 2020.
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

10. Leases
The Company has entered into various non-cancelable operating leases for its facilities expiring between fiscal 2023 and 2033. Certain lease agreements contain an option for the Company to renew a lease for a term of up to five years or an option to terminate a lease early within three years. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.
Rent expense for the years ended December 31, 2022, 2021 and 2020 was $34.0 million, $23.8 million, and $20.8 million, respectively.
The Company recorded $1.0 million in sub-lease income for each of the years ended December 31, 2022, 2021 and 2020. Sub-lease income is recorded as a credit to rent expense.
The components of lease cost recognized within the Company’s consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost (1)	$25,212	$20,198	$17,081
Short-term lease cost	8,739	3,609	3,717
_____________________
1)Includes non-cash lease expense of $21.4 million, $17.2 million, and $14.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in measurement of lease liabilities	$24,752	$20,741	$15,074
Operating lease assets obtained in exchange for new lease liabilities	48,404	17,476	17,379
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
2023	$11,510
2024	19,185
2025	17,258
2026	15,110
2027	14,536
Thereafter	48,761
Total lease payments	$126,360
Less: imputed interest	(27,685)
Present value of lease liabilities	$98,675
As of December 31, 2022, the Company had various operating leases that had not yet commenced, which are excluded from the table above. The operating leases will commence between fiscal year 2023 and 2025 with total undiscounted future payments of $200.3 million and a weighted-average lease term of 8.9 years.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years)	6.2	4.9
Weighted average discount rate	5.12%	4.55%

11. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2022	2021	2020
North America	$1,200,719	$736,218	$449,899
International	474,381	292,566	153,567
Total	$1,675,100	$1,028,784	$603,466
Other than the United States, no other individual country accounted for 10% or more of total revenue for the years ended December 31, 2022, 2021, or 2020.
Accounts Receivable
As of December 31, 2022 and 2021, unbilled accounts receivable of approximately $60.0 million and $44.2 million, respectively, was included in accounts receivable on the Company’s consolidated balance sheets.
During the years ended December 31, 2022 and 2021, the Company charged $2.7 million and $1.7 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Deferred Revenue and Remaining Performance Obligations
Revenue recognized during the years ended December 31, 2022, 2021 and 2020 which was included in the deferred revenue balances at the beginning of each respective period, was $374.6 million, $206.6 million, and $126.8 million.
As of December 31, 2022, and 2021, the aggregate transaction price allocated to remaining performance obligations was $1,057.2 million and $815.0 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Deferred Contract Costs
Deferred contract costs on the Company’s consolidated balance sheets were $88.4 million and $65.3 million as of December 31, 2022 and 2021, respectively. Amortization expense was $28.0 million, $17.9 million and $10.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
12. Stockholders’ Equity
Class A and Class B Common Stock
The Company has two classes of common stock, Class A and Class B. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder and are automatically converted to Class A common stock upon sale or transfer, subject to certain limited exceptions.

During the year ended December 31, 2022, 24,517,506 shares of Class B common stock were converted into Class A common stock.
As of December 31, 2022, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 293,573,825 shares of Class A common stock and 25,616,018 shares of Class B common stock were issued and outstanding.
As of December 31, 2022 and 2021, the Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2022	2021
Options and RSUs outstanding	30,930,540	29,453,830
Shares available for future option and RSU grants	63,291,013	54,279,321
Shares subject to the employee stock purchase plan	14,806,591	11,989,812
	109,028,144	95,722,963
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Company's initial public offering ("the IPO"), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of December 31, 2022, there were 18,523,300 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and performance stock units ("PSUs") and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants, and advisors of the Company. As of December 31, 2022, there were 63,291,013 shares available for grant under the 2019 Plan.
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
The following table summarizes the assumptions used during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022 (1)	2021 (1)	2020
Expected volatility	n/a	n/a	38.9%
Risk-free interest rate	n/a	n/a	1.7%
Expected dividend yield	n/a	n/a	—%
Expected term (in years)	n/a	n/a	6.1
Fair value of common stock	n/a	n/a	$41.19
_____________________
1) There were no stock options granted during the years ended December 31, 2022 and 2021.
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
Fair value of the common stock—Since the Company’s IPO, the fair value of the underlying common stock is determined by the closing price, on the date of grant, of the Company’s Class A common stock, which is traded publicly on The Nasdaq Global Select Market.
The following table summarizes the Company's stock option activity and weighted-average exercise prices:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance—December 31, 2021	21,372,561	$3.31	5.5	$3,735,819
Options granted	—	—
Options exercised	(2,687,334)	3.71
Options forfeited or expired	(133,370)	5.85
Balance—December 31, 2022	18,551,857	$3.24	4.4	$1,303,464
Exercisable—December 31, 2022	17,373,753	$2.74	4.3	$1,229,289
As of December 31, 2022, there were 28,557 shares of Class A common stock and 18,523,300 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2021, there were 31,671 shares of Class A common stock and 21,340,890 shares of Class B common stock issuable upon the exercise of options outstanding.
Total compensation cost related to unvested awards not yet recognized was approximately $10.1 million and $31.6 million as of December 31, 2022 and December 31, 2021, respectively. The weighted-average period over which this compensation cost related to unvested employee awards will be recognized is 0.6 years and 1.3 years as of December 31, 2022 and December 31, 2021, respectively.
There were no options granted during the years ended December 31, 2022 and 2021. The weighted average grant-date fair value of options granted during the year ended December 31, 2020 was $16.55. The Company received approximately $10.0 million, $14.9 million and $16.0 million in cash proceeds from options exercised during the years ended December 31, 2022, 2021 and 2020, respectively. The intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was approximately $301.6 million, $579.6 million and $554.3 million, respectively. The aggregate fair value of options vested during the years ended December 31, 2022, 2021 and 2020 was $23.9 million, $28.1 million and $27.6 million, respectively.
Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. The Company has no liability recorded related to early exercises of options as of December 31, 2022. As of December 31, 2021, the Company had recorded liabilities related to early exercises of options for 31,500 shares of Class B common stock.

Restricted Stock Units, Restricted Stock Awards and Performance Stock Units
The following table summarizes the activity for the Company’s unvested RSUs and PSUs:

	Shares	Weighted-Average Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested and outstanding balance as of December 31, 2021	8,081,269	$101.21	$1,439,355
Awarded	7,639,262	106.51
Vested	(2,492,535)	90.84
Forfeited/canceled	(849,313)	106.74
Unvested and outstanding balance as of December 31, 2022	12,378,683	$106.19	$909,833
The Company granted a total of 1,130,999 restricted shares of Class A common stock in connection with acquisitions during the period of November 2019 to November 2022, which are subject to service-based vesting conditions over approximately four years from the respective grant dates.
Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $1,151.1 million and $773.6 million as of December 31, 2022 and December 31, 2021, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares of common stock will be recognized is 2.9 years and 3.1 years as of December 31, 2022 and December 31, 2021, respectively.
Total compensation cost related to unvested PSUs not yet recognized was approximately $19.0 million as of December 31, 2022. The weighted-average period over which this compensation cost related to unvested PSUs will be recognized is 1.4 years as of December 31, 2022. There were no PSUs outstanding during the year ended December 31, 2021.
Stock-Based Compensation
Stock-based compensation expense was included in the consolidated statement of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$10,827	$4,565	$1,794
Research and development	237,120	101,942	38,008
Sales and marketing	76,735	35,035	20,467
General and administrative	38,472	22,195	14,105
Stock-based compensation, net of amounts capitalized	363,154	163,737	74,374
Capitalized stock-based compensation expense	14,853	9,660	3,404
Total stock-based compensation expense	$378,007	$173,397	$77,778
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
The Company recognized $11.2 million, $7.6 million, and $5.0 million of stock-based compensation expense related to the ESPP during the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, and 2021, $6.0 million and $4.2 million, respectively has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions.
During the years ended December 31, 2022, 2021, and 2020, the Company issued 316,875, 291,871, and 447,955 shares of Class A common stock under the ESPP. As of December 31, 2022, 14,806,591 shares of Class A common stock remain available for grant under the ESPP.
Total compensation cost related to the ESPP not yet recognized was approximately $7.1 million and $3.5 million as of December 31, 2022 and 2021, respectively. The weighted average period over which this compensation cost will be recognized is 0.4 years as of December 31, 2022 and 2021, respectively.
13. Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest income	$34,931	$21,412	$21,234
Other income, net	2,229	374	751
Interest income and other income, net	$37,160	$21,786	$21,985

14. Income Taxes
Income Taxes—For financial reporting purposes, loss before income taxes, includes the following components (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(76,694)	$(29,617)	$(32,033)
Foreign	38,624	11,195	9,811
Loss before income taxes	$(38,070)	$(18,422)	$(22,222)
Total income taxes allocated to operations for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

2022	Current	Deferred	Total
Federal	$3,122	$—	$3,122
State	183	—	183
Foreign	9,179	(394)	8,785
Total	$12,484	$(394)	$12,090

2021	Current	Deferred	Total
Federal	$232	$—	$232
State	44	—	44
Foreign	2,091	(44)	2,047
Total	$2,367	$(44)	$2,323

2020	Current	Deferred	Total
Federal	$—	$—	$—
State	124	—	124
Foreign	2,239	(38)	2,201
Total	$2,363	$(38)	$2,325

Tax Rate Reconciliation—Income tax expense was $12.1 million, $2.3 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, and differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2022, 2021 and 2020, to pretax loss from operations as a result of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax expense at federal statutory rate	$(7,995)	$(3,868)	$(4,667)
Nondeductible expenses	1,678	368	132
State taxes (net of federal benefit)	140	18	98
Net change in valuation allowance	25,573	62,173	51,892
Uncertain tax positions	3	(728)	17
US tax costs on international operations	5,722	1,478	1,818
Foreign taxes	(835)	424	126
Share based compensation deductions	(1,580)	(57,350)	(47,032)
Return to provision	(1,149)	(193)	(48)
US R&D tax credits	(9,467)	—	—
Other	—	1	(11)
Total	$12,090	$2,323	$2,325
For the year ended December 31, 2022, the Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company recorded a full valuation allowance against substantially all of its net deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.
The Company is subject to tax laws in the United States and numerous foreign jurisdictions. The United States and many international legislative and regulatory bodies continually propose and enact legislation that could significantly impact how U.S. multinational corporations are taxed. The Company is closely monitoring proposed legislation and its potential impact. For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures, as defined under IRC Section 174, in the year incurred. Instead, taxpayers are required to amortize such expenditures over five years if incurred in the U.S. and over fifteen years if incurred in a foreign jurisdiction. For the twelve months ended December 31, 2022, the Company conformed to this change in tax law.

Components of Deferred Taxes—The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are presented below (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$54,974	$128,263
Stock-based compensation	48,872	23,669
Section 174 capitalization	76,625	—
Lease liability	18,793	14,374
Other	15,494	11,829
Total deferred tax assets	$214,758	$178,135
Less: valuation allowance	(174,976)	(148,648)
Deferred tax assets, net of valuation allowance	$39,782	$29,487
Deferred tax liabilities:
Commissions	(22,182)	(16,590)
Right of use asset	(17,151)	(12,815)
Total deferred tax liabilities	$(39,333)	$(29,405)
Deferred tax assets, net	$449	$82
The Company accounts for income taxes using an asset and liability method and deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The Company’s deferred tax assets and liabilities are comprised primarily of federal and state net operating loss carryforwards and basis differences for financial reporting and tax purposes of certain assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the weight of all available evidence, which includes the historical operating performance and the recorded cumulative losses in prior fiscal periods, management does not believe as of December 31, 2022 and 2021 that it is more likely than not that the Company will realize its U.S. deferred tax assets. As a result, a valuation allowance of $175.0 million and $148.6 million has been provided at December 31, 2022 and 2021, respectively. The valuation allowance changed by $26.3 million and $114.8 million at December 31, 2022 and 2021, respectively.
At December 31, 2022 and 2021, the Company has net operating loss carryforwards for federal tax purposes of approximately $243.4 million and $505.4 million, respectively, which is available to offset federal taxable income. The federal net operating loss carryforwards generated at December 31, 2017 and prior will begin to expire in 2031, if not utilized. Net operating losses generated after December 31, 2017 have an indefinite carryforward period but are subject to an 80% of taxable income limitation after December 31, 2020. The Company has approximately $92.0 million and $342.1 million of post-apportioned net operating loss carryforwards as of December 31, 2022 and 2021, respectively for various state tax purposes. The state net operating loss carryforwards will begin to expire in 2026, if not utilized.
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
The following table shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2022, 2021 and 2020 (in thousands):

	December 31,
	2022	2021	2020
Beginning balance	$106	$532	$920
Increases based on tax positions during the current period	—	—	—
(Decreases) based on tax positions during the current period	—	(426)	(388)
Ending balance	$106	$106	$532
The total amount of unrecognized tax benefits that, if recognized would impact the effective tax rate would be $0.1 million for the year ended December 31, 2022.
The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense. The total amount of interest and penalties associated with unrecognized income tax benefits is $0.1 million and $0.1 million for the years ended December 31, 2022 and 2021.
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
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in various international jurisdictions. Tax years 2017 and forward generally remain open for examination for federal and state tax purposes. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2022 and 2021 will remain subject to examination until the respective tax year is closed.
15. Net Loss Per Share
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2022		2021		2020
Basic net loss per share:	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(45,163)	$(4,997)	$(16,177)	$(4,568)	$(13,614)	$(10,933)
Denominator:
Weighted average shares used in calculating net loss per share, basic	283,989	31,421	240,999	68,049	166,582	133,768
Basic net loss per share	$(0.16)	$(0.16)	$(0.07)	$(0.07)	$(0.08)	$(0.08)
Diluted net loss per share:
Numerator:
Allocation of distributed loss for basic computation	$(45,163)	$(4,997)	$(16,177)	$(4,568)	$(13,614)	$(10,933)
Reallocation of undistributed loss as a result of conversion of Class B to Class A shares	(4,997)	—	(4,568)	—	(10,933)	—
Allocation of undistributed loss	$(50,160)	$(4,997)	$(20,745)	$(4,568)	$(24,547)	$(10,933)
Denominator:
Number of shares used in basic calculation	283,989	31,421	240,999	68,049	166,582	133,768
Weighted average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	31,421	—	68,049	—	133,768	—
Number of shares used in diluted calculation	315,410	31,421	309,048	68,049	300,350	133,768
Diluted net loss per share	$(0.16)	$(0.16)	$(0.07)	$(0.07)	$(0.08)	$(0.08)
Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Shares subject to outstanding stock options and RSUs	30,931	29,454	32,235
Unvested early exercised stock options and restricted shares of common stock	1,120	946	718
Shares subject to the employee stock purchase plan	316	94	141
Shares issuable upon conversion of the convertible senior notes	8,098	8,098	608
Total	40,465	38,592	33,702
ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Accounting Policies Recently Adopted for more information. During the three months ended December 31, 2022, the conditional conversion feature of the 2025 Notes was not triggered and the 2025 Notes are not convertible, in whole or in part, at the option of the holders between January 1, 2023 through March 31, 2023. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the 2025 Notes on diluted net income per share; however, since the Company is in a net loss position, there was no dilutive effect during any period presented.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Datadog, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Datadog, Inc. and its subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.
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
February 24, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than as set forth below) will be included in the proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, or the 2023 Proxy Statement, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

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
(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Datadog, Inc.	8-K	001-39051	3.1	September 23, 2019

3.2	Amended and Restated Bylaws of Datadog, Inc.	S-1	333-233428	3.4	August 23, 2019

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-233428	4.1	September 9, 2019

4.2	Description of Securities.	10-K	001-39051	4.2	February 25, 2020

4.3	Indenture, dated June 2, 2020, between Datadog, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-39051	4.1	June 2, 2020

4.4	Form of Global Note representing Datadog, Inc.’s 0.125% Convertible Senior Notes due 2025	8-K	001-39051	4.2	June 2, 2020

10.1	Fourth Amended and Restated Investor Rights Agreement, dated December 28, 2015.	S-1	333-233428	10.1	August 23, 2019

10.2#	Datadog, Inc. 2012 Equity Incentive Plan, and terms of agreements thereunder.	S-1	333-233428	10.2	August 23, 2019

10.3#	Datadog, Inc. 2019 Equity Incentive Plan and terms of agreements thereunder.	S-1/A	333-233428	10.3	September 9, 2019

10.4#	Datadog, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233428	10.4	September 9, 2019

10.5#	Performance Stock Units (PSU) Grant Notice and Award Agreement	10-Q	001-39051	10.1	August 8, 2022

10.6#	Form of Indemnity Agreement entered into by and between Datadog, Inc. and each director and executive officer.	S-1/A	333-233428	10.5	September 9, 2019

10.7#	Offer Letter, by and between Datadog, Inc. and Olivier Pomel, dated May 20, 2011.	S-1/A	333-233428	10.6	September 9, 2019

10.8#	Offer Letter, by and between Datadog, Inc. and David Obstler, dated August 28, 2018.	S-1/A	333-233428	10.7	September 9, 2019

10.9#	Offer Letter, by and between Datadog, Inc. and Alexis Lê-Quôc, dated May 20, 2011.	10-Q	001-39051	10.1	May 7, 2021

10.10#	Offer Letter, by and between Datadog, Inc. and Amit Agarwal, dated May 4, 2012.	10-Q	001-39051	10.2	May 7, 2021

10.11#	Offer Letter, by and between Datadog, Inc. and Adam Blitzer, dated April 23, 2021.	10-Q	001-39051	10.1	May 6, 2022

10.12#	Amended Offer Letter, by and between Datadog, Inc. and Sean Walters, dated January 5, 2022					X

10.13	Agreement of Sub-Sub-Sublease, by and between Datadog, Inc. and Ideeli Inc., dated April 14, 2016.	S-1	333-233428	10.9	August 23, 2019

10.14	Agreement of Sub-Sublease, by and between Datadog, Inc. and BT Americas Inc., dated September 18, 2017.	S-1	333-233428	10.10	August 23, 2019

10.15#	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39051	10.1	November 5, 2021

10.16#	Form of Change of Control and Severance Agreement.	S-1/A	333-233428	10.13	September 9, 2019

10.17	Form of Confirmation for Capped Call Transaction.	8-K	001-39051	10.1	June 2, 2020

10.18	Agreement of Sublease, by and between Datadog, Inc. and Clearbridge Investments, LLC, dated July 9, 2020	10-K	001-39051	10.14	March 1, 2021

10.19	Lease, by and between Datadog, Inc. and FC Eighth Ave., LLC, dated July 28,2022.	10-Q	001-39051	10.2	August 8, 2022

21.1	List of Subsidiaries of Datadog, Inc.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

DATADOG, INC.

Date: February 24, 2023	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director
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

Signature	Title	Date

/s/ Olivier Pomel	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2023
Olivier Pomel

/s/ David Obstler	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2023
David Obstler

/s/ Alexis Le-Quôc	President, Chief Technology Officer and Director	February 24, 2023
Alexis Le-Quôc

/s/ Michael Callahan	Director	February 24, 2023
Michael Callahan

/s/ Matthew Jacobson	Director	February 24, 2023
Matthew Jacobson

/s/ Dev Ittycheria	Director	February 24, 2023
Dev Ittycheria

/s/ Julie Richardson	Director	February 24, 2023
Julie Richardson

/s/ Shardul Shah	Director	February 24, 2023
Shardul Shah

/s/ Titi Cole	Director	February 24, 2023
Titi Cole