Form 10-Q
period 2023-03-31
Datadog, Inc.
filed 2023-05-05
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2023, there were 296,268,680 shares of the registrant’s Class A common stock and 25,606,382 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DATADOG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$222,548	$338,985
Marketable securities	1,795,342	1,545,341
Accounts receivable, net of allowance for credit losses of $8,071 and $5,626 as of March 31, 2023 and December 31, 2022, respectively	367,046	399,551
Deferred contract costs, current	34,858	33,054
Prepaid expenses and other current assets	43,198	27,303
Total current assets	2,462,992	2,344,234
Property and equipment, net	138,400	125,346
Operating lease assets	94,723	87,629
Goodwill	348,536	348,277
Intangible assets, net	14,152	16,365
Deferred contract costs, non-current	56,636	55,338
Restricted cash	—	3,303
Other assets	24,305	24,360
TOTAL ASSETS	$3,139,744	$3,004,852
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,598	$23,474
Accrued expenses and other current liabilities	148,530	171,158
Operating lease liabilities, current	20,397	22,092
Deferred revenue, current	562,429	543,024
Total current liabilities	772,954	759,748
Operating lease liabilities, non-current	86,242	76,582
Convertible senior notes, net	739,692	738,847
Deferred revenue, non-current	22,506	12,944
Other liabilities	6,251	6,226
Total liabilities	1,627,645	1,594,347
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 295,958,300 and 293,573,825 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3	3
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 25,487,943 and 25,616,018 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,744,221	1,625,190
Accumulated other comprehensive loss	(5,773)	(12,422)
Accumulated deficit	(226,352)	(202,266)
Total stockholders’ equity	1,512,099	1,410,505
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,139,744	$3,004,852
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$481,714	$363,030
Cost of revenue	99,914	74,462
Gross profit	381,800	288,568
Operating expenses:
Research and development	229,478	150,608
Sales and marketing	144,971	101,166
General and administrative	42,321	26,380
Total operating expenses	416,770	278,154
Operating (loss) income	(34,970)	10,414
Other income (loss):
Interest expense	(2,181)	(5,247)
Interest income and other income, net	16,727	5,687
Other income, net	14,546	440
(Loss) income before provision for income taxes	(20,424)	10,854
Provision for income taxes	(3,662)	(1,116)
Net (loss) income	$(24,086)	$9,738
Net (loss) income attributable to common stockholders	$(24,086)	$9,738
Basic net (loss) income per share	$(0.08)	$0.03
Diluted net (loss) income per share	$(0.08)	$0.03
Weighted average shares used in calculating basic net (loss) income per share:	319,286	313,456
Weighted average shares used in calculating diluted net (loss) income per share:	319,286	345,668
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(24,086)	$9,738
Other comprehensive income (loss):
Foreign currency translation adjustments	641	(539)
Unrealized gain (loss) on available-for-sale marketable securities	6,008	(8,186)
Other comprehensive income (loss)	6,649	(8,725)
Comprehensive (loss) income	$(17,437)	$1,013
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Acumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2022	319,189,843	$3	$1,625,190	$(12,422)	$(202,266)	$1,410,505
Issuance of common stock upon exercise of stock options	1,208,185	—	2,076	—	—	2,076
Vesting of restricted and performance stock units	1,048,215	—	—	—	—	—
Stock-based compensation	—	—	116,955	—	—	116,955
Change in accumulated other comprehensive income	—	—	—	6,649	—	6,649
Net loss	—	—	—	—	(24,086)	(24,086)
BALANCE—March 31, 2023	321,446,243	$3	$1,744,221	$(5,773)	$(226,352)	$1,512,099

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2021	313,365,437	$3	$1,197,136	$(3,830)	$(152,106)	$1,041,203
Issuance of common stock upon exercise of stock options	1,167,000	—	4,218	—	—	4,218
Vesting of early exercised stock options	—	—	33	—	—	33
Vesting of restricted stock units	388,568	—	—	—	—	—
Stock-based compensation	—	—	70,390	—	—	70,390
Change in accumulated other comprehensive loss	—	—	—	(8,725)	—	(8,725)
Net income	—	—	—	—	9,738	9,738
BALANCE—March 31, 2022	314,921,005	$3	$1,271,777	$(12,555)	$(142,368)	$1,116,857

See accompanying notes to condensed consolidated financial statements

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(24,086)	$9,738
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,275	7,394
(Accretion) amortization of (discounts) premiums on marketable securities	(5,195)	3,959
Amortization of issuance costs	845	840
Amortization of deferred contract costs	8,648	6,022
Stock-based compensation, net of amounts capitalized	112,728	66,884
Non-cash lease expense	5,944	4,411
Allowance for credit losses on accounts receivable	3,732	798
Loss on disposal of property and equipment	88	823
Changes in operating assets and liabilities:
Accounts receivable, net	28,773	(7,319)
Deferred contract costs	(11,750)	(8,166)
Prepaid expenses and other current assets	(15,810)	(8,391)
Other assets	164	(805)
Accounts payable	18,545	(7,624)
Accrued expenses and other liabilities	(28,080)	(2,911)
Deferred revenue	28,966	81,735
Net cash provided by operating activities	133,787	147,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(757,787)	(329,706)
Maturities of marketable securities	497,648	199,703
Proceeds from sale of marketable securities	21,341	2,007
Purchases of property and equipment	(8,739)	(9,514)
Capitalized software development costs	(8,711)	(7,973)
Cash paid for acquisition of businesses; net of cash acquired	—	(4,871)
Net cash used in investing activities	(256,248)	(150,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,098	4,245
Repayments of convertible senior notes	—	(3)
Net cash provided by financing activities	2,098	4,242

Effect of exchange rate changes on cash, cash equivalents and restricted cash	623	(629)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(119,740)	647
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	342,288	274,463
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$222,548	$275,110

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,022	$339

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$304	$2,994
Stock-based compensation included in capitalized software development costs	$4,227	$3,506
Vesting of early exercised options	$—	$33

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$222,548	$271,686
Restricted cash	—	3,424
Total cash, cash equivalents and restricted cash	$222,548	$275,110
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
The unaudited condensed consolidated financial statements include the accounts of Datadog, Inc. and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other interim period or for any other future year. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 24, 2023 (the “Annual Report”).
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

3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$853,994	$924	$(4,368)	$850,550
U.S. government treasury securities	319,009	491	(569)	318,931
Commercial paper	295,478	75	(299)	295,254
Certificates of deposit	170,009	24	(348)	169,685
U.S. government agency securities	160,905	81	(64)	160,922
Marketable securities	$1,799,395	$1,595	$(5,648)	$1,795,342

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial debt securities	$813,598	$64	$(7,554)	$806,108
Commercial paper	357,030	64	(821)	356,273
Certificates of deposit	174,080	37	(587)	173,530
U.S. government treasury securities	120,977	—	(1,099)	119,878
U.S. government agency securities	89,718	12	(178)	89,552
Marketable securities	$1,555,403	$177	$(10,239)	$1,545,341
As of March 31, 2023, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$1,113,746
Due in one year through five years	681,596
Total	$1,795,342
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

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$196,835	$—	$—	$196,835
Marketable Securities:
Corporate debt securities	—	850,550	—	850,550
U.S. government treasury securities	—	318,931	—	318,931
Commercial paper	—	295,254	—	295,254
Certificates of deposit	—	169,685	—	169,685
U.S. government agency securities	—	160,922	—	160,922
Total financial assets	$196,835	$1,795,342	$—	$1,992,177

	Fair Value Measurement as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$302,902	$—	$—	$302,902
Corporate debt securities	—	2,493	—	2,493
Marketable Securities:
Corporate debt securities	—	806,108	—	806,108
Commercial paper	—	356,273	—	356,273
Certificates of deposit	—	173,530	—	173,530
U.S. government treasury securities	—	119,878	—	119,878
U.S. government agency securities	—	89,552	—	89,552
Total financial assets	$302,902	$1,547,834	$—	$1,850,736
The Company classifies its highly liquid money market funds and securities purchased within three months of maturity within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper, corporate debt securities, certificates of deposit, U.S. government agency securities, and U.S. government treasury securities within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.
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

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Computers and equipment	$33,316	$33,376
Furniture and fixtures	13,442	13,315
Leasehold improvements	35,189	27,683
Capitalized software development costs	149,464	134,890
Total property and equipment	$231,411	$209,264
Less: accumulated depreciation and amortization	(93,011)	(83,918)
Total property and equipment, net	$138,400	$125,346
The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $8.1 million and $5.8 million for the three months ended March 31, 2023 and 2022, respectively.
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
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$24,460	$(11,980)	$12,480	3 years
Customer relationships	3,300	(1,628)	1,672	4 years
Total	$27,760	$(13,608)	$14,152

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$24,460	$(9,970)	$14,490	3 years
Customer relationships	3,300	(1,425)	1,875	4 years
Total	$27,760	$(11,395)	$16,365
Intangible amortization expense was approximately $2.2 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2023	$6,522
2024	5,744
2025	1,886
Total	$14,152
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2022	$348,277
Foreign currency translation adjustments	259
Balance as of March 31, 2023	$348,536
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

During the three months ended March 31, 2023, the conditional conversion feature of the 2025 Notes was not triggered as the last reported sale price of the Company's Class A common stock was not greater than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter ended March 31, 2023. Therefore the 2025 Notes are not convertible, in whole or in part, at the option of the holders between April 1, 2023 through June 30, 2023. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. During the year ended December 31, 2022, the Company received and settled an immaterial amount of conversion notices from the holders in cash and as of March 31, 2023, the 2025 Notes were classified as long-term debt on the Company's condensed consolidated balance sheet.
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
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	March 31, 2023	December 31, 2022
Convertible senior notes, net:
Principal	$747,496	$747,496
Unamortized debt issuance costs	(7,804)	(8,649)
Net carrying amount	$739,692	$738,847
As of March 31, 2023, the total estimated fair value of the 2025 Notes was approximately $806.7 million. The fair value was determined based on the closing trading price or quoted market price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates.

The following table sets forth the interest expense related to the 2025 Notes for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$234	$234
Amortization of issuance costs	845	840
Total	$1,079	$1,074
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
8. Commitments and Contingencies
Non-cancelable Material Commitments—During the three months ended March 31, 2023, other than certain non-cancelable operating leases described in Note 9, Leases, there have been no other material changes outside the ordinary course of business to the Company's contractual obligations and commitments from those disclosed in the Annual Report.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for administrative costs of the 401(k) plan and makes matching contributions to the 401(k) plan. For the three months ended March 31, 2023 and 2022, the Company incurred expense of $1.4 million and $1.2 million, respectively, for matching contributions.
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
9. Leases
The Company has entered into various non-cancelable operating leases for its facilities expiring between 2023 and 2033. Certain lease agreements contain an option for the Company to renew a lease for a term of up to five years or an option to terminate a lease early within one year. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost(1)	$7,380	$5,237
Short-term lease cost	2,519	1,169

1)Includes non-cash lease expense of $5.9 million and $4.4 million for the three months ended March 31, 2023 and 2022, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities	$6,552	$5,837
Operating lease assets obtained in exchange for new lease liabilities	12,539	5,181
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2023	$5,645
2024	21,323
2025	19,686
2026	17,490
2027	16,906
2028 and beyond	56,224
Total lease payments	$137,274
Less: imputed interest	(30,635)
Present value of lease liabilities	$106,639
As of March 31, 2023, the Company had various operating leases that had not yet commenced, which are excluded from the table above. The operating leases will commence between fiscal year 2023 and 2025 with total undiscounted future payments of $199.5 million and a weighted-average lease term of 8.9 years.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

March 31, 2023
Weighted-average remaining lease term (years)	6.4
Weighted-average discount rate	5.43%

10. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2023	2022
North America	$341,216	$259,862
International	140,498	103,168
Total	$481,714	$363,030
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
Revenue recognized during the three months ended March 31, 2023 and 2022, which was included in the deferred revenue balances at the beginning of each such period, was $245.3 million and $165.4 million, respectively.
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of March 31, 2023 and December 31, 2022, the aggregate transaction price allocated to remaining performance obligations was $1,138.3 million and $1,057.2 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Accounts Receivable
Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. During the three months ended March 31, 2023 and 2022, the Company charged $1.3 million and $0.4 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of March 31, 2023 and December 31, 2022, unbilled accounts receivable of approximately $63.0 million and $60.0 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.
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
Deferred contract costs on the Company’s condensed consolidated balance sheets were $91.5 million and $88.4 million as of March 31, 2023 and December 31, 2022, respectively. Amortization expense was $8.6 million and $6.0 million for the three months ended March 31, 2023 and 2022, respectively.

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
During the three months ended March 31, 2023, 483,392 shares of Class B common stock were converted into Class A common stock.
As of March 31, 2023, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 295,958,300 shares of Class A common stock and 25,487,943 shares of Class B common stock were issued and outstanding.
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Company's initial public offering of Class A common stock (the "IPO"), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of March 31, 2023, there were 17,309,434 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and performance stock units ("PSUs") and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants and advisors of the Company. As of March 31, 2023, there were 77,411,827 shares available for grant under the 2019 Plan.
Stock Options
The following table summarizes the Company’s stock option activity and weighted-average exercise prices:

	Number Of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance outstanding—December 31, 2022	18,551,857	$3.24	4.4	$1,303,464
Options granted	—	—
Options exercised	(1,208,185)	1.72
Options forfeited or expired	(5,901)	7.87
Balance outstanding—March 31, 2023	17,337,771	$3.34	4.2	$1,201,788
Ending Exercisable—March 31, 2023	16,674,200	$3.03	4.1	$1,160,959
As of March 31, 2023, there were 28,337 shares of Class A common stock and 17,309,434 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2022, there were 28,557 shares of Class A common stock and 18,523,300 shares of Class B common stock issuable upon the exercise of options outstanding.
Total compensation cost related to unvested awards not yet recognized was approximately $6.0 million and $10.1 million as of March 31, 2023 and December 31, 2022, respectively. The weighted-average period over which this compensation cost related to unvested employee awards will be recognized is 0.4 years and 0.6 years as of March 31, 2023 and December 31, 2022, respectively.
There were no options granted during the three months ended March 31, 2023 and 2022. The Company received approximately $2.1 million and $4.2 million in cash proceeds from options exercised during the three months ended March 31, 2023 and 2022, respectively. The intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was approximately $86.3 million and $165.5 million, respectively. The aggregate fair value of options vested during the three months ended March 31, 2023 and 2022 was $5.0 million and $6.5 million, respectively.
Restricted Stock Units, Restricted Stock Awards and Performance Stock Units
The following table summarizes the activity for the Company’s unvested RSUs and PSUs:

	Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2022	12,378,683	$106.19
Awarded	2,172,750	71.36
Vested	(1,048,215)	110.80
Forfeited/canceled	(328,171)	108.37
Balance—March 31, 2023	13,175,047	$100.02
The Company granted a total of 1,130,999 restricted shares of Class A common stock in connection with acquisitions during the period from November 2019 to November 2022, which are subject to service-based vesting conditions over approximately four years from the respective grant dates.
Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $1,161.0 million and $1,151.1 million as of March 31, 2023 and December 31, 2022, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares of common stock will be recognized is 2.9 years as of March 31, 2023 and December 31, 2022.
Total compensation cost related to unvested PSUs not yet recognized was approximately $14.4 million and $19.0 million as of March 31, 2023 and December 31, 2022, respectively. The weighted-average period over which this compensation cost related to unvested PSUs will be recognized is 1.6 years and 1.4 years as of March 31, 2023 and December 31, 2022, respectively.
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
The Company recognized $4.5 million of stock-based compensation expense related to the ESPP during the three months ended March 31, 2023. As of March 31, 2023, $16.4 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. There were no purchases related to ESPP in the three months ended March 31, 2023. As of March 31, 2023, 17,998,489 shares of Class A common stock remain available for grant under the ESPP.

Stock-Based Compensation
The Company recognizes and measures compensation expense for all stock-based payment awards granted to employees, directors and nonemployees, including stock options, restricted stock units (“RSUs”), performance-based awards ("PSUs"), and the employee stock purchase plan (the “ESPP”) based on the fair value of the awards on the date of grant. The determination of the grant date fair value using an option-pricing model is affected by the estimated fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The fair value of RSUs and PSUs is determined by the closing price on the date of grant of the Company’s Class A common stock, as reported on the Nasdaq Global Select Market. The Company estimates the fair value of the rights to acquire stock under the ESPP using the Black-Scholes option-pricing model. Stock-based compensation for stock options and RSUs is recognized on a straight-line basis over the requisite service period and account for forfeitures as they occur. Stock-based compensation for PSUs is amortized under the accelerated attribution method and may be adjusted over the vesting period based on interim estimates of performance against pre-set objectives. PSUs will vest upon achievement of specified performance targets and subject to continuous service through the applicable vesting dates. The compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied and the Company accounts for forfeitures as they occur. Stock-based compensation for PSUs is amortized under the accelerated attribution method and may be adjusted over the vesting period based on interim estimates of performance against pre-set objectives. PSUs will vest upon achievement of specified performance targets and subject to continuous service through the applicable vesting dates. The compensation cost is recognized over the requisite service period when it is considered probable that the performance condition will be satisfied and account for forfeitures as they occur.
The Company also has certain options that have performance-based vesting conditions; stock-based compensation expense for such awards is recognized on a straight-line basis from the time the vesting condition is likely to be met through the time the vesting condition has been achieved.
Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$3,725	$1,653
Research and development	74,703	44,696
Sales and marketing	23,014	14,595
General and administrative	11,286	5,940
Stock-based compensation, net of amounts capitalized	112,728	66,884
Capitalized stock-based compensation expense	4,227	3,506
Total stock-based compensation expense	$116,955	$70,390
12.Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest income	$18,520	$5,496
Other income (loss), net	(1,793)	191
Interest income and other income, net	$16,727	$5,687

13.Income Taxes
The Company has an effective tax rate of (17.9)% and 10.3% for the three months ended March 31, 2023 and 2022, respectively. The Company has incurred U.S. operating losses and has minimal profits in its foreign jurisdictions during the quarter.
The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve deemed immaterial for each of the three months ended March 31, 2023 and 2022. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.
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
For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures, as defined under IRC Section 174, in the year incurred. Instead, taxpayers are required to amortize such expenditures over five years if incurred in the U.S. and over fifteen years if incurred in a foreign jurisdiction. For the three months ended March 31, 2023, the Company conformed to this change in tax law.
On August 16, 2022, the Inflation Reduction Act ("the Act") was signed into law. The Act includes a 15.0% corporate alternative minimum tax on the adjusted financial statement income of applicable corporations and a 1.0% excise tax on all corporate stock buybacks of public companies for tax years beginning after December 31, 2022. For the three months ended March 31, 2023, the Act did not materially impact the Company's provision for income tax. The Company will continue to monitor any changes in tax law.
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

The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic net (loss) income per share:
Numerator:
Net (loss) income	$(22,157)	$(1,929)	$8,332	$1,406
Denominator:
Weighted-average shares used in calculating net (loss) income per share, basic	293,712	25,574	268,197	45,259
Basic net (loss) income per share	$(0.08)	$(0.08)	$0.03	$0.03
Diluted net (loss) income per share:
Numerator:
Allocation of distributed net (loss) income for basic computation	$(22,157)	$(1,929)	$8,332	$1,406
Reallocation of undistributed net (loss) income as a result of conversion of Class B to Class A shares	(1,929)	—	1,406	—
Allocation of undistributed (loss) income	$(24,086)	$(1,929)	$9,738	$1,406
Denominator:
Number of shares used in basic calculation	293,712	25,574	268,197	45,259
Weighted-average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	25,574	—	45,259	—
Employee stock options	—	—	20,075	—
Unvested early exercises	—	—	11	—
Restricted stock units	—	—	3,373	—
Unvested restricted stock in connection with acquisition	—	—	655	—
Shares issuable upon conversion of the convertible senior notes	—	—	8,098	—
Number of shares used in diluted calculation	319,286	25,574	345,668	45,259
Diluted net (loss) income per share	$(0.08)	$(0.08)	$0.03	$0.03
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of March 31,
	2023	2022
Shares subject to outstanding stock options, RSUs and PSUs	30,512	1,540
Unvested restricted shares of common stock	1,088	—
Shares subject to the employee stock purchase plan	311	48
Shares issuable upon conversion of the convertible senior notes	8,098	—
Total	40,009	1,588
ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the 2025 Notes on diluted net income per share as required under ASU No. 2020-06 to determine the dilutive effect of the Notes. See Note 7, Convertible Senior Notes for more information.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or the Annual Report. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
As of March 31, 2023, we had $222.5 million in cash and cash equivalents and $1.8 billion in marketable securities. We generated revenue of $481.7 million and $363.0 million in the three months ended March 31, 2023 and 2022, respectively, representing year-over-year growth of 33%. Substantially all of our revenue is from subscription software sales. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net (loss) income of $(24.1) million and $9.7 million for the three months ended March 31, 2023 and 2022, respectively. Our operating cash flow was $133.8 million and $147.4 million for the three months ended March 31, 2023 and 2022, respectively. Our free cash flow was $116.3 million and $129.9 million for the three months ended March 31, 2023 and 2022, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including rising inflation, the U.S. Federal Reserve raising interest rates, the failure of Silicon Valley Bank and other financial institutions, the Russian invasion of Ukraine, and the COVID-19 pandemic have led to economic uncertainty. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses. In recent quarters, we have seen slower usage growth from some existing customers, which may be related to the uncertain macroeconomic environment.

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
Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of March 31, 2023, we had approximately 25,500 customers spanning organizations of a broad range of sizes and industries, compared to approximately 19,800 as of March 31, 2022. Customers as of March 31, 2023 include approximately 1,400 customers from a prior acquisition, which did not contribute to meaningful revenue during the quarter. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.
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

Expanding Within Our Existing Customer Base
Our base of customers represents a significant opportunity for further sales expansion. As of March 31, 2023, we had approximately 2,910 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 85% of our ARR, up from 2,250 customers as of March 31, 2022, representing 85% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. We updated the definition of MRR as of the quarter ended September 30, 2021 to capture usage from subscriptions with committed contractual amounts and applied this change retrospectively. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of each of March 31, 2023 and 2022, our trailing 12-month dollar-based net retention rate was above 130%. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the trailing 12-month dollar-based net retention rate. As the growth of our business has decelerated in recent quarters, our trailing 12-month dollar-based net retention rate has declined.
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
Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have demonstrated the success of our platform approach, through expansion beyond our initial infrastructure monitoring solution to include over 17 products. Approximately 81% of our customers were using more than one product as of each of the periods ended March 31, 2023 and 2022. Additionally, as of March 31, 2023, approximately 43% of our customers were using more than four products, up from approximately 35% a year earlier, and approximately 19% of our customers were using more than six products, up from approximately 12% a year earlier. We believe these metrics indicate strong expansion of product adoption across our platform.
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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 29% and 28% of total revenue for the three months ended March 31, 2023 and 2022, respectively. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in EMEA and APAC. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo.
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
In the case of subscriptions for committed contractual amounts of usage, revenue is recognized ratably over the term of the subscription agreement, generally beginning on the date that our platform is made available to a customer. As a result, much of our revenue is generated from subscriptions entered into during previous periods. Consequently, any decreases in new subscriptions or renewals in any one period may not be immediately reflected as a decrease in revenue for that period but could negatively affect our revenue in future quarters. This also makes it difficult for us to rapidly increase our revenue through the sale of additional subscriptions in any period, as revenue is recognized over the term of the subscription agreement. In the case of a subscription for a committed contractual amount of usage that is delivered as used, a monthly subscription based on usage, or usage in excess of a ratable subscription, we recognize revenue as the product is used, which may lead to fluctuations in our revenue and results of operations. In addition, historically, we have experienced seasonality in new customer bookings, as we typically enter into a higher percentage of subscription agreements with new customers in the fourth quarter of the year.
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
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue	$481,714	$363,030
Cost of revenue (1)(2)(3)	99,914	74,462
Gross profit	381,800	288,568
Operating expenses
Research and development (1)(3)	229,478	150,608
Sales and marketing (1)(2)(3)	144,971	101,166
General and administrative (1)(3)	42,321	26,380
Total operating expenses	416,770	278,154
Operating (loss) income	(34,970)	10,414
Other income (loss):
Interest expense (4)	(2,181)	(5,247)
Interest income and other income, net	16,727	5,687
Other income, net	14,546	440
(Loss) income before provision for income taxes	(20,424)	10,854
Provision for income taxes	(3,662)	(1,116)
Net (loss) income	$(24,086)	$9,738
_________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$3,725	$1,653
Research and development	74,703	44,696
Sales and marketing	23,014	14,595
General and administrative	11,286	5,940
Total	$112,728	$66,884
_________________

(2)Includes amortization of acquired intangibles expense as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$2,016	$1,413
Sales and marketing	203	203
Total	$2,219	$1,616
_________________
(3) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$60	$102
Research and development	4,593	3,297
Sales and marketing	775	1,109
General and administrative	965	257
Total	$6,393	$4,765
_________________
(4) Includes amortization of issuance costs as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Interest expense	$845	$840
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(as a percentage of total revenue(1))
Revenue	100%	100%
Cost of revenue	21	21
Gross profit	79	79
Operating expenses
Research and development	48	41
Sales and marketing	30	28
General and administrative	9	7
Total operating expenses	87	77
Operating (loss) income	(7)	3
Other income (loss):
Interest expense	0	(1)
Interest income and other income, net	3	2
Other income, net	3	0
(Loss) income before provision for income taxes	(4)	3
Provision for income taxes	(1)	0
Net (loss) income	(5)%	3%
(1)Certain items may not total due to rounding.

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Revenue	$481,714	$363,030	$118,684	33%
Revenue increased by $118.7 million, or 33%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Approximately 65% of the increase in revenue was attributable to growth from existing customers, and the remaining 35% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Cost of revenue	$99,914	$74,462	$25,452	34%
Gross margin	79%	79%
Cost of revenue increased by $25.5 million, or 34%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to an increase of $16.6 million in third-party cloud infrastructure hosting and software costs and an increase of $5.9 million in personnel expenses as a result of increased headcount.
Our gross margin remained flat for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily as the result of revenue growing in proportion to the growth of third-party cloud infrastructure provider costs.
Research and Development

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Research and development	$229,478	$150,608	$78,870	52%
Percentage of revenue	48%	41%
Research and development expense increased by $78.9 million, or 52%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to an increase of $64.0 million in personnel costs for our engineering, product and design teams as a result of increased headcount, an increase of $10.6 million in cloud infrastructure-related investments, and an increase of $3.7 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.
Sales and Marketing

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Sales and marketing	$144,971	$101,166	$43,805	43%
Percentage of revenue	30%	28%
Sales and marketing expense increased by $43.8 million, or 43%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to an increase of $33.8 million in personnel costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel, an increase of $6.3 million in advertising, sales, marketing, and promotional activities and an increase of $3.7 million in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure.
General and Administrative

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(dollars in thousands)
General and administrative	$42,321	$26,380	$15,941	60%
Percentage of revenue	9%	7%
General and administrative expense increased by $15.9 million, or 60%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to an increase of $11.5 million in personnel costs as a result of increased headcount and an increase of $2.9 million related to bad debt expense.
Other Income, Net

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Other income, net	$14,546	$440	$14,106	3,206%
Percentage of revenue	3%	0%
Other income, net increased by $14.1 million, or 3,206%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily driven by an increase of $13.0 million in interest income, mainly due to income earned from investments in marketable securities.
Liquidity and Capital Resources
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, hosting expenses, facility expenses, and marketing expenses. We have generated positive cash flows from operations during the three months ended March 31, 2023 and 2022. When assessing sources of liquidity, we also include cash and cash equivalents of $222.5 million and marketable securities of $1.8 billion as of March 31, 2023. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support our cash requirements for the next 12 months and beyond.
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
During the three months ended March 31, 2023, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash provided by operating activities	$133,787	$147,388
Cash used in investing activities	(256,248)	(150,354)
Cash provided by financing activities	2,098	4,242
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2023 decreased $13.6 million compared to the three months ended March 31, 2022, primarily driven by a decrease in deferred revenue of $52.8 million, a decrease in accrued expenses and other liabilities of $25.2 million, and an increase in prepaid expenses and other currents assets of $7.4 million. The decrease in cash provided by operating activities was offset by an increase in non-cash charges of $45.9 million, a decrease in accounts receivable $36.1 million, and an increase in accounts payable of $26.2 million. The increase in non-cash charges related primarily to an increase of $45.8 million in stock-based compensation as we continued to increase headcount to support the growth of the business.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 increased $105.9 million compared to the three months ended March 31, 2023, primarily driven by an increase of $428.1 million in the investment in marketable securities. The increase in cash used in investing activities was offset by an increase of $297.9 million in proceeds from maturities of marketable securities, an increase of $19.3 million in proceeds from the sale of marketable securities, and a decrease of $4.9 million in cash paid for the acquisition of businesses net of cash acquired.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 decreased $2.1 million compared to the three months ended March 31, 2022, primarily due to a decrease in proceeds from the exercise of stock options.
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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$133,787	$147,388
Less: Purchases of property and equipment	(8,739)	(9,514)
Less: Capitalized software development costs	(8,711)	(7,973)
Free cash flow	$116,337	$129,901
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
Interest Rate Risk
As of March 31, 2023, we had $196.8 million in cash equivalents and $1.8 billion in marketable securities, which consisted of commercial debt, commercial paper, U.S. government treasury securities, certificates of deposit, and U.S. government agency securities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of March 31, 2023, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, inflation, rising interest rates, the failure of Silicon Valley Bank and other financial institutions, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases (such as the COVID-19 pandemic), warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. The war in Ukraine and the related political and economic responses imposed on Russia such as sanctions, may exacerbate these issues and trends especially in Europe. More recently, in response to persistently high inflation, the U.S. Federal Reserve has increased interest rates, which may reduce economic growth and cause companies to decrease spending on information technology. These types of unfavorable conditions could disrupt the timing of and attendance at key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted, our marketing investments, sales pipeline and ability to generate new customers and sales of our products could be negatively and adversely affected. Our competitors, many of which are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. The increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $481.7 million and $363.0 million for the three months ended March 31, 2023 and 2022, respectively, and $1,675.1 million and $1,028.8 million for the years ended December 31, 2022 and 2021, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We generated net losses in each year since our inception, including net losses of $50.2 million and $20.7 million for the years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $226.4 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
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
Our future success depends in part on our ability to sell additional subscriptions and products to our existing customers, and our customers renewing their subscriptions when the contract term expires. The terms of our subscription agreements are primarily monthly or annual, with some quarterly, semiannual and multi-year. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Whether our customers renew or expand their subscriptions with us may be impacted by a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, or reductions in our customers’ spending on IT solutions or their spending levels generally. These factors may be exacerbated by unfavorable conditions in the economy, see "Risks Associated with our Growth—Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations” above. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. If our customers do not purchase additional subscriptions and products from us or our customers fail to renew their subscriptions, our revenue may decline and our business, financial condition and results of operations may be harmed.

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
Our continued growth depends in part on the ability of our existing and potential customers to access our products and platform capabilities at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our products and platform capabilities simultaneously, denial of service attacks, or other security-related incidents. For example, in March 2023, our platform experienced widespread outages across multiple products and regions, which was substantially resolved in approximately a day.
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
Historically, we have experienced seasonality in new customer bookings, as we typically enter into a higher percentage of subscription agreements with new customers and renewals with existing customers in the fourth quarter of the year. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers. We expect that this seasonality will continue to affect our bookings and our results of operations in the future, and might become more pronounced as we continue to target larger enterprise customers.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 29% and 28% for the three months ended March 31, 2023 and 2022, respectively. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of March 31, 2023, approximately 39% of our full-time employees were located outside of the United States, 33% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2023, our outstanding shares of Class B common stock represented approximately 46% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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
Further, as of March 31, 2023, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
(a)Recent Sales of Unregistered Equity Securities
None.
(b) Issuer Purchases of Equity Securities
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

DATADOG, INC.

Date: May 5, 2023	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2023	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)