Form 10-Q
period 2023-06-30
Datadog, Inc.
filed 2023-08-09
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2023, there were 299,066,738 shares of the registrant’s Class A common stock and 25,932,721 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DATADOG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$291,304	$338,985
Marketable securities	1,894,058	1,545,341
Accounts receivable, net of allowance for credit losses of $9,628 and $5,626 as of June 30, 2023 and December 31, 2022, respectively	333,102	399,551
Deferred contract costs, current	37,502	33,054
Prepaid expenses and other current assets	44,104	27,303
Total current assets	2,600,070	2,344,234
Property and equipment, net	145,100	125,346
Operating lease assets	122,198	87,629
Goodwill	350,029	348,277
Intangible assets, net	12,409	16,365
Deferred contract costs, non-current	60,511	55,338
Restricted cash	—	3,303
Other assets	21,856	24,360
TOTAL ASSETS	$3,312,173	$3,004,852
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,031	$23,474
Accrued expenses and other current liabilities	127,009	171,158
Operating lease liabilities, current	18,852	22,092
Deferred revenue, current	567,470	543,024
Total current liabilities	761,362	759,748
Operating lease liabilities, non-current	125,694	76,582
Convertible senior notes, net	740,538	738,847
Deferred revenue, non-current	27,534	12,944
Other liabilities	7,686	6,226
Total liabilities	1,662,814	1,594,347
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 298,640,368 and 293,573,825 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3	3
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 25,936,360 and 25,616,018 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,891,995	1,625,190
Accumulated other comprehensive loss	(12,318)	(12,422)
Accumulated deficit	(230,321)	(202,266)
Total stockholders’ equity	1,649,359	1,410,505
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,312,173	$3,004,852
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$509,460	$406,138	$991,174	$769,168
Cost of revenue	101,846	81,925	201,760	156,387
Gross profit	407,614	324,213	789,414	612,781
Operating expenses:
Research and development	239,494	177,699	468,972	328,307
Sales and marketing	147,455	115,270	292,426	216,436
General and administrative	42,671	34,383	84,992	60,763
Total operating expenses	429,620	327,352	846,390	605,506
Operating (loss) income	(22,006)	(3,139)	(56,976)	7,275
Other income (loss):
Interest expense	(1,526)	(4,541)	(3,707)	(9,788)
Interest income and other income, net	22,624	7,669	39,351	13,356
Other income, net	21,098	3,128	35,644	3,568
(Loss) income before provision for income taxes	(908)	(11)	(21,332)	10,843
Provision for income taxes	(3,061)	(4,868)	(6,723)	(5,984)
Net (loss) income	$(3,969)	$(4,879)	$(28,055)	$4,859
Net (loss) income attributable to common stockholders	$(3,969)	$(4,879)	$(28,055)	$4,859
Basic net (loss) income per share	$(0.01)	$(0.02)	$(0.09)	$0.02
Diluted net (loss) income per share	$(0.01)	$(0.02)	$(0.09)	$0.01
Weighted average shares used in calculating basic net (loss) income per share:	322,215	314,795	320,788	314,130
Weighted average shares used in calculating diluted net (loss) income per share:	322,215	314,795	320,788	345,444
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(3,969)	$(4,879)	$(28,055)	$4,859
Other comprehensive (loss) income:
Foreign currency translation adjustments	(579)	(2,565)	62	(3,104)
Unrealized gain (loss) on available-for-sale marketable securities	(5,966)	(3,389)	42	(11,575)
Other comprehensive (loss) income	(6,545)	(5,954)	104	(14,679)
Comprehensive loss	$(10,514)	$(10,833)	$(27,951)	$(9,820)
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—March 31, 2023	321,446,243	$3	$1,744,221	$(5,773)	$(226,352)	$1,512,099
Issuance of common stock upon exercise of stock options	1,534,681	—	5,441	—	—	5,441
Vesting of restricted and performance stock units	1,180,431	—	—	—	—	—
Issuance of restricted shares of common stock from acquisition	130,162	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	285,211	—	19,986	—	—	19,986
Stock-based compensation	—	—	122,347	—	—	122,347
Change in accumulated other comprehensive loss	—	—	—	(6,545)	—	(6,545)
Net loss	—	—	—	—	(3,969)	(3,969)
BALANCE—June 30, 2023	324,576,728	$3	$1,891,995	$(12,318)	$(230,321)	$1,649,359

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—March 31, 2022	314,921,005	$3	$1,271,777	$(12,555)	$(142,368)	$1,116,857
Issuance of common stock upon exercise of stock options	506,753	—	2,198	—	—	2,198
Vesting of restricted stock units	650,490	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	191,019	—	7,608	—	—	7,608
Issuance of common stock under the Employee Stock Purchase Plan	146,515	—	13,557	—	—	13,557
Stock-based compensation	—	—	85,733	—	—	85,733
Change in accumulated other comprehensive loss	—	—	—	(5,954)	—	(5,954)
Net loss	—	—	—	—	(4,879)	(4,879)
BALANCE—June 30, 2022	316,415,782	$3	$1,380,873	$(18,509)	$(147,247)	$1,215,120

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2022	319,189,843	$3	$1,625,190	$(12,422)	$(202,266)	$1,410,505
Issuance of common stock upon exercise of stock options	2,742,866	—	7,517	—	—	7,517
Vesting of restricted and performance stock units	2,228,646	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	130,162	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	285,211	—	19,986	—	—	19,986
Stock-based compensation	—	—	239,302	—	—	239,302
Change in accumulated other comprehensive income	—	—	—	104	—	104
Net loss	—	—	—	—	(28,055)	(28,055)
BALANCE—June 30, 2023	324,576,728	$3	$1,891,995	$(12,318)	$(230,321)	$1,649,359

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2021	313,365,437	$3	$1,197,136	$(3,830)	$(152,106)	$1,041,203
Issuance of common stock upon exercise of stock options	1,673,753	—	6,416	—	—	6,416
Vesting of early exercised stock options	—	—	33	—	—	33
Vesting of restricted stock units	1,039,058	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	191,019	—	7,608	—	—	7,608
Issuance of common stock under the Employee Stock Purchase Plan	146,515	—	13,557	—	—	13,557
Stock-based compensation	—	—	156,123	—	—	156,123
Changes in accumulated other comprehensive loss	—	—	—	(14,679)	—	(14,679)
Net income	—	—	—	—	4,859	4,859
BALANCE—June 30, 2022	316,415,782	$3	$1,380,873	$(18,509)	$(147,247)	$1,215,120

See accompanying notes to condensed consolidated financial statements

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(28,055)	$4,859
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,825	15,512
(Accretion) amortization of (discounts) premiums on marketable securities	(13,291)	6,697
Amortization of issuance costs	1,691	1,682
Amortization of deferred contract costs	17,996	12,580
Stock-based compensation, net of amounts capitalized	231,065	149,283
Non-cash lease expense	12,196	9,686
Allowance for credit losses on accounts receivable	6,311	1,931
Loss on disposal of property and equipment	421	1,149
Changes in operating assets and liabilities:
Accounts receivable, net	60,139	(38,100)
Deferred contract costs	(27,618)	(21,469)
Prepaid expenses and other current assets	(16,823)	(12,629)
Other assets	2,241	(1,752)
Accounts payable	24,897	23,179
Accrued expenses and other liabilities	(44,089)	(4,310)
Deferred revenue	39,039	72,050
Net cash provided by operating activities	286,945	220,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,390,334)	(718,785)
Maturities of marketable securities	1,018,317	516,754
Proceeds from sale of marketable securities	36,633	2,006
Purchases of property and equipment	(11,078)	(15,501)
Capitalized software development costs	(17,798)	(14,780)
Cash paid for acquisition of businesses; net of cash acquired	(2,025)	(39,566)
Net cash used in investing activities	(366,285)	(269,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,534	6,451
Proceeds from issuance of common stock under the employee stock purchase plan	19,986	13,557
Repayments of convertible senior notes	—	(3)
Net cash provided by financing activities	27,520	20,005

Effect of exchange rate changes on cash, cash equivalents and restricted cash	836	(2,871)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(50,984)	(32,390)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	342,288	274,463
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$291,304	$242,073

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$10,677	$386

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$274	$1,078
Stock-based compensation included in capitalized software development costs	$8,237	$6,840
Vesting of early exercised options	$—	$33
Issuance of restricted shares of common stock for the acquisition of businesses	$—	$7,608
Acquisition holdback	$750	$5,473

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$291,304	$238,859
Restricted cash	—	3,214
Total cash, cash equivalents and restricted cash	$291,304	$242,073
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

3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$615,957	$179	$(4,486)	$611,650
Commercial paper	513,046	7	(400)	512,653
Certificates of deposit	189,897	16	(230)	189,683
U.S. government treasury securities	390,669	15	(3,971)	386,713
U.S. government agency securities	194,506	—	(1,147)	193,359
Marketable securities	$1,904,075	$217	$(10,234)	$1,894,058

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$813,598	$64	$(7,554)	$806,108
Commercial paper	357,030	64	(821)	356,273
Certificates of deposit	174,080	37	(587)	173,530
U.S. government treasury securities	120,977	—	(1,099)	119,878
U.S. government agency securities	89,718	12	(178)	89,552
Marketable securities	$1,555,403	$177	$(10,239)	$1,545,341
As of June 30, 2023, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$1,233,012
Due in one year through five years	661,046
Total	$1,894,058
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

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$205,309	$—	$—	$205,309
Commercial paper	—	37,327	—	37,327
Certificates of deposit	—	18,198	—	18,198
Marketable Securities:
Corporate debt securities	—	611,650	—	611,650
Commercial paper	—	512,653	—	512,653
Certificates of deposit	—	189,683	—	189,683
U.S. government treasury securities	—	386,713	—	386,713
U.S. government agency securities	—	193,359	—	193,359
Total financial assets	$205,309	$1,949,583	$—	$2,154,892

	Fair Value Measurement as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$302,902	$—	$—	$302,902
Corporate debt securities	—	2,493	—	2,493
Marketable Securities:
Corporate debt securities	—	806,108	—	806,108
Commercial paper	—	356,273	—	356,273
Certificates of deposit	—	173,530	—	173,530
U.S. government treasury securities	—	119,878	—	119,878
U.S. government agency securities	—	89,552	—	89,552
Total financial assets	$302,902	$1,547,834	$—	$1,850,736
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

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Computers and equipment	$33,723	$33,376
Furniture and fixtures	14,078	13,315
Leasehold improvements	36,316	27,683
Capitalized software development costs	164,432	134,890
Total property and equipment	$248,549	$209,264
Less: accumulated depreciation and amortization	(103,449)	(83,918)
Total property and equipment, net	$145,100	$125,346
The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $8.3 million and $16.4 million for the three and six months ended June 30, 2023, respectively. Depreciation and amortization expense was approximately $6.4 million and $12.2 million for the three and six months ended June 30, 2022, respectively.
6. Acquisitions, Intangible Assets and Goodwill
2023 Acquisitions
In April 2023, the Company entered into a purchase agreement for the acquisition of a business and the transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company does not consider this acquisition to be material.
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
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$23,482	$(12,539)	$10,943	3 years
Customer relationships	3,300	(1,834)	1,466	4 years
Total	$26,782	$(14,373)	$12,409

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$24,460	$(9,970)	$14,490	3 years
Customer relationships	3,300	(1,425)	1,875	4 years
Total	$27,760	$(11,395)	$16,365
Intangible amortization expense was approximately $2.3 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, and $4.5 million and $3.3 million for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2023	$4,367
2024	5,913
2025	2,066
2026	63
Total	$12,409
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2022	$348,277
2023 Acquisition	2,029
Foreign currency translation adjustments	(277)
Balance as of June 30, 2023	$350,029
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
During the three months ended June 30, 2023, the conditional conversion feature of the 2025 Notes was not triggered as the last reported sale price of the Company's Class A common stock was not greater than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter ended June 30, 2023. Therefore the 2025 Notes are not convertible, in whole or in part, at the option of the holders between July 1, 2023 through September 30, 2023. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Since the issuance of the 2025 Notes, the Company received and settled an immaterial amount of conversion notices from the holders in cash. As of June 30, 2023, the 2025 Notes were classified as long-term debt on the Company's condensed consolidated balance sheet.
The Company may redeem for cash all or any portion of the 2025 Notes prior to the 31st scheduled trading day immediately preceding the maturity date, at its option, if the last reported sale price of its Class A common stock was at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
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
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	June 30, 2023	December 31, 2022
Convertible senior notes, net:
Principal	$747,496	$747,496
Unamortized debt issuance costs	(6,958)	(8,649)
Net carrying amount	$740,538	$738,847
As of June 30, 2023, the total estimated fair value of the 2025 Notes was approximately $928.9 million. The fair value was determined based on the closing trading price or quoted market price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates.
The following table sets forth the interest expense related to the 2025 Notes for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$234	$233	$468	$467
Amortization of issuance costs	846	842	1,691	1,682
Total	$1,080	$1,075	$2,159	$2,149
Capped Calls
In connection with the pricing of the 2025 Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls each have an initial strike price of approximately $92.30 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The Capped Calls have initial cap prices of $151.04 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2025 Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 8.1 million shares of the Company’s Class A common stock. For accounting purposes, the Capped Calls are separate transactions, and not part of the 2025 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $89.6 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured.
8. Commitments and Contingencies
Non-cancelable Material Commitments—During the six months ended June 30, 2023, other than certain non-cancelable operating leases described in Note 9, Leases, there have been no other material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the Annual Report.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for administrative costs of the 401(k) plan and makes matching contributions to the 401(k) plan. For the three and six months ended June 30, 2023, the Company incurred expense of $1.7 million and $3.1 million, respectively, for matching contributions. For the three and six months ended June 30, 2022, the Company incurred expense of $1.5 million and $2.7 million, respectively, for matching contributions.
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
9. Leases
The Company has entered into various non-cancelable operating leases for its facilities expiring between 2023 and 2033. Certain lease agreements contain an option for the Company to renew a lease for a term of up to three years or an option to terminate a lease early within one year. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.
The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost(1)	$8,070	$6,028	$15,450	$11,265
Short-term lease cost	2,200	2,155	4,719	3,324

1)Includes non-cash lease expense of $6.3 million and $5.3 million for the three months ended June 30, 2023 and 2022, respectively, and $12.2 million and $9.7 million for the six months ended June 30, 2023 and 2022, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities	$4,145	$11,682
Operating lease assets obtained in exchange for new lease liabilities	46,290	13,129
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2023	$1,330
2024	19,030
2025	28,848
2026	26,662
2027	26,081
2028 and beyond	92,374
Total lease payments	$194,325
Less: imputed interest	(49,779)
Present value of lease liabilities	$144,546
As of June 30, 2023, the Company had various operating leases that had not yet commenced, which are excluded from the table above. The operating leases will commence between fiscal year 2023 and 2025 with total undiscounted future payments of $151.0 million and a weighted-average lease term of 8.9 years.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

June 30, 2023
Weighted-average remaining lease term (years)	7.0
Weighted-average discount rate	5.91%

10. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America	$355,965	$291,159	$697,181	$551,021
International	153,495	114,979	293,993	218,147
Total	$509,460	$406,138	$991,174	$769,168
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
Revenue recognized during the three months ended June 30, 2023 and 2022, which was included in the deferred revenue balances at the beginning of each such period, was $261.0 million and $198.3 million, respectively. Revenue recognized during the six months ended June 30, 2023 and 2022 that was included in the deferred revenue balances at the beginning of each such period was $391.7 million and $279.9 million, respectively.
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of June 30, 2023 and December 31, 2022, the aggregate transaction price allocated to remaining performance obligations was $1,252.5 million and $1,057.2 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Accounts Receivable
Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. During the six months ended June 30, 2023 and 2022, the Company charged $2.4 million and $0.9 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of June 30, 2023 and December 31, 2022, unbilled accounts receivable of approximately $66.7 million and $60.0 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.
Deferred Contract Costs
Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit, which is determined to be four years. Amounts expected to be recognized within one year of the balance sheet date are recorded as deferred contract costs, current; the remaining portion is recorded as deferred contract costs, non-current, in the condensed consolidated balance sheets.
Deferred contract costs on the Company’s condensed consolidated balance sheets were $98.0 million and $88.4 million as of June 30, 2023 and December 31, 2022, respectively. Amortization expense was $9.4 million and $6.6 million for the three months ended June 30, 2023 and 2022, respectively, and was $18.0 million and $12.6 million for the six months ended June 30, 2023 and 2022, respectively.

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
During the three months ended June 30, 2023, there were no shares of Class B common stock converted into Class A common stock. During the six months ended June 30, 2023 483,392 shares of Class B common stock were converted into Class A common stock.
As of June 30, 2023, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 298,640,368 shares of Class A common stock and 25,936,360 shares of Class B common stock were issued and outstanding.
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Company’s initial public offering of Class A common stock (the “IPO”), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of June 30, 2023, there were 15,776,443 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants and advisors of the Company. As of June 30, 2023, there were 76,009,808 shares available for grant under the 2019 Plan.
Stock Options
The following table summarizes the Company’s stock option activity and weighted-average exercise prices:

	Number Of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance outstanding—December 31, 2022	18,551,857	$3.24	4.4	$1,303,464
Options granted	—	—
Options exercised	(2,742,866)	2.74
Options forfeited or expired	(8,622)	7.90
Balance outstanding—June 30, 2023	15,800,369	$3.32	3.9	$1,501,929
Ending Exercisable—June 30, 2023	15,555,455	$3.19	3.9	$1,480,763
As of June 30, 2023, there were 23,926 shares of Class A common stock and 15,776,443 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2022, there were 28,557 shares of Class A common stock and 18,523,300 shares of Class B common stock issuable upon the exercise of options outstanding.
Total compensation cost related to unvested awards not yet recognized was approximately $2.2 million and $10.1 million as of June 30, 2023 and December 31, 2022, respectively. The weighted-average period over which this compensation cost related to unvested employee awards will be recognized is 0.2 years and 0.6 years as of June 30, 2023 and December 31, 2022, respectively.
There were no options granted during the six months ended June 30, 2023 and 2022. The Company received approximately $7.5 million and $6.5 million in cash proceeds from options exercised during the six months ended June 30, 2023 and 2022, respectively. The intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was approximately $210.4 million and $217.0 million, respectively. The aggregate fair value of options vested during the six months ended June 30, 2023 and 2022 was $9.6 million and $12.7 million, respectively.
Restricted Stock Units, Restricted Stock and Performance Stock Units
The following table summarizes the activity for the Company’s unvested RSUs and PSUs:

	Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2022	12,378,683	$106.19
Awarded	4,000,325	72.19
Vested	(2,228,646)	106.27
Forfeited/canceled	(751,006)	105.06
Balance—June 30, 2023	13,399,356	$96.09
The Company granted no restricted shares of Class A common stock in connection with acquisitions during the six months ended June 30, 2023. In addition, we issued 130,162 fully-vested shares in April 2023 in connection with an acquisition that closed in 2021.
Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $1,107.6 million and $1,151.1 million as of June 30, 2023 and December 31, 2022, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares of common stock will be recognized is 2.8 years and 2.9 years as of June 30, 2023 and December 31, 2022.
Total compensation cost related to unvested PSUs not yet recognized was approximately $41.4 million and $19.0 million as of June 30, 2023 and December 31, 2022, respectively. The weighted-average period over which this compensation cost related to unvested PSUs will be recognized is 1.8 years and 1.4 years as of June 30, 2023 and December 31, 2022, respectively.
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
The Company recognized $4.0 million and $8.5 million of stock-based compensation expense related to the ESPP during the three and six months ended June 30, 2023, respectively. As of June 30, 2023, $5.9 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. During the three months ended June 30, 2023, the Company issued 285,211 shares of Class A common stock under the ESPP. As of June 30, 2023, 17,713,278 shares of Class A common stock remain available for grant under the ESPP.

Stock-Based Compensation
The Company recognizes and measures compensation expense for all stock-based payment awards granted to employees, directors and nonemployees, including stock options, restricted stock units (“RSUs”), performance-based awards (“PSUs”), and the employee stock purchase plan (the “ESPP”) based on the fair value of the awards on the date of grant. The determination of the grant date fair value using an option-pricing model is affected by the estimated fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The fair value of RSUs and PSUs is determined by the closing price on the date of grant of the Company’s Class A common stock, as reported on the Nasdaq Global Select Market. The Company estimates the fair value of the rights to acquire stock under the ESPP using the Black-Scholes option-pricing model. Stock-based compensation for stock options and RSUs is recognized on a straight-line basis over the requisite service period and account for forfeitures as they occur. Stock-based compensation for PSUs is amortized under the accelerated attribution method and may be adjusted over the vesting period based on interim estimates of performance against pre-set objectives. PSUs will vest upon achievement of specified performance targets and subject to continuous service through the applicable vesting dates. The compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied and the Company accounts for forfeitures as they occur. Stock-based compensation for PSUs is amortized under the accelerated attribution method and may be adjusted over the vesting period based on interim estimates of performance against pre-set objectives. PSUs will vest upon achievement of specified performance targets and subject to continuous service through the applicable vesting dates. The compensation cost is recognized over the requisite service period when it is considered probable that the performance condition will be satisfied and account for forfeitures as they occur.
The Company also has certain options that have performance-based vesting conditions; stock-based compensation expense for such awards is recognized on a straight-line basis from the time the vesting condition is likely to be met through the time the vesting condition has been achieved.
Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$4,157	$2,355	$7,882	$4,008
Research and development	75,730	53,309	150,433	98,005
Sales and marketing	25,884	17,590	48,898	32,185
General and administrative	12,566	9,145	23,852	15,085
Stock-based compensation, net of amounts capitalized	118,337	82,399	231,065	149,283
Capitalized stock-based compensation expense	4,010	3,334	8,237	6,840
Total stock-based compensation expense	$122,347	$85,733	$239,302	$156,123
12.Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$23,355	$6,755	$41,875	$12,251
Other (loss) income, net	(731)	914	(2,524)	1,105
Interest income and other income, net	$22,624	$7,669	$39,351	$13,356

13.Income Taxes
The Company recorded a provision for income taxes of $3.1 million and $4.9 million for the three months ended June 30, 2023 and 2022, respectively. The Company has incurred U.S. operating losses and has minimal profits in its foreign jurisdictions during the quarter.
The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve deemed immaterial for each of the six months ended June 30, 2023 and 2022. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.
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
On August 16, 2022, the Inflation Reduction Act (“the Act”) was signed into law. The Act includes a 15.0% corporate alternative minimum tax on the adjusted financial statement income of applicable corporations and a 1.0% excise tax on all corporate stock buybacks of public companies for tax years beginning after December 31, 2022. For the six months ended June 30, 2023, the Act did not materially impact the Company’s provision for income tax. The Company will continue to monitor any changes in tax law.
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

The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Basic net (loss) income per share:	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net (loss) income	$(3,652)	$(317)	$(4,421)	$(458)	$(25,811)	$(2,244)	$4,281	$578
Denominator:
Weighted-average shares used in calculating net (loss) income per share, basic	296,466	25,749	285,265	29,530	295,126	25,662	276,779	37,351
Basic net (loss) income per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.09)	$(0.09)	$0.02	$0.02
Diluted net (loss) income per share:
Numerator:
Allocation of distributed net (loss) income for basic computation	$(3,652)	$(317)	$(4,421)	$(458)	$(25,811)	$(2,244)	$4,281	$578
Reallocation of undistributed net (loss) income as a result of conversion of Class B to Class A shares	(317)	—	(458)	—	(2,244)	—	578	—
Allocation of undistributed (loss) income	$(3,969)	$(317)	$(4,879)	$(458)	$(28,055)	$(2,244)	$4,859	$578
Denominator:
Number of shares used in basic calculation	296,466	25,749	285,265	29,530	295,126	25,662	276,779	37,351
Weighted-average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	25,749	—	29,530	—	25,662	—	37,351	—
Employee stock options	—	—	—	—	—	—	19,602	—
Employee stock purchase plan	—	—	—	—	—	—	32	—
Unvested early exercises	—	—	—	—	—	—	5	—
Restricted stock units	—	—	—	—	—	—	2,955	—
Unvested restricted stock in connection with acquisition	—	—	—	—	—	—	622	—
Shares issuable upon conversion of the convertible senior notes	—	—	—	—	—	—	8,098	—
Number of shares used in diluted calculation	322,215	25,749	314,795	29,530	320,788	25,662	345,444	37,351
Diluted net (loss) income per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.09)	$(0.09)	$0.01	$0.02

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of June 30,
	2023	2022
Shares subject to outstanding stock options, RSUs and PSUs	29,200	2,127
Unvested restricted shares of common stock	799	—
Shares subject to the employee stock purchase plan	254	—
Shares issuable upon conversion of the convertible senior notes	8,098	—
Total	38,351	2,127
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
As of June 30, 2023, we had $291.3 million in cash and cash equivalents and $1.9 billion in marketable securities. We generated revenue of $509.5 million and $406.1 million in the three months ended June 30, 2023 and 2022, respectively, representing year-over-year growth of 25%. For the six months ended June 30, 2023 and 2022, our revenue was $991.2 million and $769.2 million, respectively, representing year-over-year growth of 29%. Substantially all of our revenue is from subscription software sales. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net (loss) income of $(4.0) million and $(4.9) million for the three months ended June 30, 2023 and 2022, respectively, and $(28.1) million and $4.9 million for the six months ended June 30, 2023 and 2022, respectively. Our operating cash flow was $286.9 million and $220.3 million for the six months ended June 30, 2023 and 2022, respectively. Our free cash flow was $258.1 million and $190.1 million for the six months ended June 30, 2023 and 2022, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including rising inflation, the U.S. Federal Reserve raising interest rates, the failure of Silicon Valley Bank and other financial institutions, the Russian invasion of Ukraine, and the COVID-19 pandemic have led to economic uncertainty. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses. In recent quarters, we have seen slower usage growth from existing customers, which may be related to the uncertain macroeconomic environment. In addition, as restrictions imposed by the COVID-19 pandemic have lifted, we have increased office activity globally, such as travel, in-person meetings and events as well as increased hiring and capital expenditures for additional office space.

Due to our subscription model, the effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. However, if economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see “Risk Factors” included in Part II, Item 1A of this report.
Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of June 30, 2023, we had approximately 26,100 customers spanning organizations of a broad range of sizes and industries, compared to approximately 21,200 as of June 30, 2022. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.
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

Expanding Within Our Existing Customer Base
Our base of customers represents a significant opportunity for further sales expansion. As of June 30, 2023, we had approximately 2,990 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 85% of our ARR, up from 2,420 customers as of June 30, 2022, representing 85% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of each of June 30, 2023 and 2022, our trailing 12-month dollar-based net retention rate was above 120%. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the trailing 12-month dollar-based net retention rate. As the growth of our business has decelerated in recent quarters, our trailing 12-month dollar-based net retention rate has declined.
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

Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have demonstrated the success of our platform approach, through expansion beyond our initial infrastructure monitoring solution to include over 17 products. Approximately 82% of our customers were using more than one product as June 30, 2023, up from approximately 79% a year earlier. Additionally, as of June 30, 2023, approximately 45% of our customers were using more than four products, up from approximately 37% a year earlier, and approximately 21% of our customers were using more than six products, up from approximately 14% a year earlier. We believe these metrics indicate strong expansion of product adoption across our platform.
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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 30% and 28% of total revenue for the six months ended June 30, 2023 and 2022, respectively. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in EMEA and APAC. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo.
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
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$509,460	$406,138	$991,174	$769,168
Cost of revenue (1)(2)(3)	101,846	81,925	201,760	156,387
Gross profit	407,614	324,213	789,414	612,781
Operating expenses
Research and development (1)(3)	239,494	177,699	468,972	328,307
Sales and marketing (1)(2)(3)	147,455	115,270	292,426	216,436
General and administrative (1)(3)	42,671	34,383	84,992	60,763
Total operating expenses	429,620	327,352	846,390	605,506
Operating (loss) income	(22,006)	(3,139)	(56,976)	7,275
Other income (loss):
Interest expense (4)	(1,526)	(4,541)	(3,707)	(9,788)
Interest income and other income, net	22,624	7,669	39,351	13,356
Other income, net	21,098	3,128	35,644	3,568
(Loss) income before provision for income taxes	(908)	(11)	(21,332)	10,843
Provision for income taxes	(3,061)	(4,868)	(6,723)	(5,984)
Net (loss) income	$(3,969)	$(4,879)	$(28,055)	$4,859
_________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$4,157	$2,355	$7,882	$4,008
Research and development	75,730	53,309	150,433	98,005
Sales and marketing	25,884	17,590	48,898	32,185
General and administrative	12,566	9,145	23,852	15,085
Total	$118,337	$82,399	$231,065	$149,283
_________________

(2)Includes amortization of acquired intangibles expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$2,064	$1,482	$4,080	$2,895
Sales and marketing	206	206	409	409
Total	$2,270	$1,688	$4,489	$3,304
_________________
(3) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$109	$70	$169	$172
Research and development	5,360	2,829	9,953	6,126
Sales and marketing	1,253	605	2,028	1,714
General and administrative	1,143	217	2,108	474
Total	$7,865	$3,721	$14,258	$8,486
_________________
(4) Includes amortization of issuance costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Interest expense	$846	$842	$1,691	$1,682
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%	100%
Cost of revenue	20	20	20	20
Gross profit	80	80	80	80
Operating expenses
Research and development	47	44	47	43
Sales and marketing	29	28	30	28
General and administrative	8	8	9	8
Total operating expenses	84	81	85	79
Operating (loss) income	(4)	(1)	(6)	1
Other income (loss):
Interest expense	0	(1)	0	(1)
Interest income and other income, net	4	2	4	2
Other income, net	4	1	4	0
(Loss) income before provision for income taxes	0	0	(2)	1
Provision for income taxes	(1)	(1)	(1)	(1)
Net (loss) income	(1)%	(1)%	(3)%	1%
(1)Certain items may not total due to rounding.

Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Revenue	$509,460	$406,138	$103,322	25%
Revenue increased by $103.3 million, or 25%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Approximately 60% of the increase in revenue was attributable to growth from existing customers, and the remaining 40% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Cost of revenue	$101,846	$81,925	$19,921	24%
Gross margin	80%	80%
Cost of revenue increased by $19.9 million, or 24%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to an increase of $12.0 million in third-party cloud infrastructure hosting and software costs and an increase of $5.2 million in personnel and other related costs as a result of increased headcount.
Our gross margin remained flat for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily as the result of revenue growing in proportion to the growth of third-party cloud infrastructure provider costs.
Research and Development

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Research and development	$239,494	$177,699	$61,795	35%
Percentage of revenue	47%	44%
Research and development expense increased by $61.8 million, or 35%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to an increase of $54.7 million in personnel and other related costs for our engineering, product and design teams as a result of increased headcount and an increase of $6.4 million in cloud infrastructure-related investments.
Sales and Marketing

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Sales and marketing	$147,455	$115,270	$32,185	28%
Percentage of revenue	29%	28%
Sales and marketing expense increased by $32.2 million, or 28%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to an increase of $31.1 million in personnel and other related costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel.

General and Administrative

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
General and administrative	$42,671	$34,383	$8,288	24%
Percentage of revenue	8%	8%
General and administrative expense increased by $8.3 million, or 24%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to an increase of $7.3 million in personnel and other related costs as a result of increased headcount and an increase of $1.4 million related to bad debt expense.
Other Income, Net

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Other income, net	$21,098	$3,128	$17,970	574%
Percentage of revenue	4%	1%
Other income, net increased by $18.0 million, or 574%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily driven by an increase of $16.6 million in interest income, mainly due to income earned from investments in marketable securities.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Revenue	$991,174	$769,168	$222,006	29%
Revenue increased by $222.0 million, or 29%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Approximately 65% of the increase in revenue was attributable to growth from existing customers, and the remaining 35% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Cost of revenue	$201,760	$156,387	$45,373	29%
Gross margin	80%	80%
Cost of revenue increased by $45.4 million, or 29%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to an increase of $28.6 million in third-party cloud infrastructure hosting and software costs, an increase of $11.7 million in personnel and other related costs as a result of increased headcount, and an increase of $3.5 million of depreciation and amortization.
Our gross margin remained flat for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily as the result of revenue growing in proportion to the growth of third-party cloud infrastructure provider costs.
Research and Development

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Research and development	$468,972	$328,307	$140,665	43%
Percentage of revenue	47%	43%
Research and development expense increased by $140.7 million, or 43%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to an increase of $122.4 million in personnel and other related costs for our engineering, product and design teams as a result of increased headcount and an increase of $17.0 million in cloud infrastructure-related investments.
Sales and Marketing

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Sales and marketing	$292,426	$216,436	$75,990	35%
Percentage of revenue	30%	28%
Sales and marketing expense increased by $76.0 million, or 35%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to an increase of $68.8 million in personnel and other related costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $6.7 million in advertising, sales, marketing and promotional activities.
General and Administrative

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
General and administrative	$84,992	$60,763	$24,229	40%
Percentage of revenue	9%	8%
General and administrative expense increased by $24.2 million, or 40%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to an increase of $19.5 million in personnel and other related costs as a result of increased headcount and an increase of $4.4 million related to bad debt expense.
Other Income, Net

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Other income, net	$35,644	$3,568	$32,076	899%
Percentage of revenue	4%	0%
Other income, net increased by $32.1 million, or 899%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily driven by an increase of $29.6 million in interest income, mainly due to income earned from investments in marketable securities.
Liquidity and Capital Resources
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, hosting expenses, facility expenses, and marketing expenses. We have generated positive cash flows from operations during the six months ended June 30, 2023 and 2022. When assessing sources of liquidity, we also include cash and cash equivalents of $291.3 million and marketable securities of $1.9 billion as of June 30, 2023. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support our cash requirements for the next 12 months and beyond.
Our working capital requirements are principally comprised of workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancellable and non-cancelable licenses and services arrangements that are integral to our business operations, and operating lease obligations. Our principal commitments consist of purchase commitments for business operations, operating lease obligations, and obligations to pay the 2025 Notes’ coupons and principal. Purchase commitments for business operations are primarily related to cloud hosting and other software-based services. In June 2020, we issued $747.5 million aggregate principal amount of the 2025 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
During the six months ended June 30, 2023, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.
Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash provided by operating activities	$286,945	$220,348
Cash used in investing activities	(366,285)	(269,872)
Cash provided by financing activities	27,520	20,005
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2023 increased $66.6 million compared to the six months ended June 30, 2022, primarily driven by an increase in non-cash charges of $78.7 million and a decrease in accounts receivable of $98.2 million. The increase in non-cash charges related primarily to an increase of $81.8 million in stock-based compensation as we continued to increase headcount to support the growth of the business. The decrease in accounts receivable was primarily due to timing of cash collections. The increase in cash provided by operating activities was offset by a decrease in accrued expenses and other liabilities of $39.8 million and a decrease in deferred revenue of $33.0 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 increased $96.4 million compared to the six months ended June 30, 2023, primarily driven by an increase of $671.5 million in the investment in marketable securities. The increase in cash used in investing activities was offset by an increase of $501.6 million in proceeds from maturities of marketable securities, an increase of $34.6 million in proceeds from the sale of marketable securities, and a decrease of $37.5 million in cash paid for the acquisition of businesses net of cash acquired.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 increased $7.5 million compared to the six months ended June 30, 2022, primarily due to an increase in proceeds from the issuance of Class A common stock under the ESPP of $6.4 million.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for each of the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$286,945	$220,348
Less: Purchases of property and equipment	(11,078)	(15,501)
Less: Capitalized software development costs	(17,798)	(14,780)
Free cash flow	$258,069	$190,067
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
Interest Rate Risk
As of June 30, 2023, we had $260.8 million in cash equivalents and $1.9 billion in marketable securities, which consisted of commercial debt, commercial paper, U.S. government treasury securities, certificates of deposit, and U.S. government agency securities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of June 30, 2023, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•If we or our third-party service providers experience, or are unable to protect against cyber-attacks, ransomware, security incidents, or security breaches, or if unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform and information technology systems, then our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities or additional expenses.
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
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, inflation, rising interest rates, the failure of Silicon Valley Bank and other financial institutions, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases (such as the COVID-19 pandemic), warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. For example, the COVID-19 pandemic adversely affected workforces, economies and financial markets globally, leading to a reduction in the ability of, or the inability of, customers, partners, suppliers, vendors or other parties to meet their contractual obligations, and for a period of time, a reduction in customer spending on technology, and such conditions may reoccur in the future. The war in Ukraine and the related political and economic responses imposed on Russia such as sanctions, may also exacerbate these issues and trends especially in Europe. More recently, in response to persistently high inflation, the U.S. Federal Reserve has increased interest rates, which may reduce economic growth and cause companies to decrease spending on information technology. These types of unfavorable conditions could disrupt the timing of and attendance at key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted, our marketing investments, sales pipeline and ability to generate new customers and sales of our products could be negatively and adversely affected. Our competitors, many of which are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. The increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $991.2 million and $769.2 million for the six months ended June 30, 2023 and 2022, respectively, and $1,675.1 million and $1,028.8 million for the years ended December 31, 2022 and 2021, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We generated net losses in each year since our inception, including net losses of $50.2 million and $20.7 million for the years ended December 31, 2022 and 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $230.3 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
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
Our future success depends in part on our ability to sell additional subscriptions and products to our existing customers, and our customers renewing their subscriptions when the contract term expires. The terms of our subscription agreements are primarily monthly or annual, with some quarterly, semiannual and multi-year. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Whether our customers renew or expand their subscriptions with us may be impacted by a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, or reductions in our customers’ spending on IT solutions or their spending levels generally. These factors may be exacerbated by unfavorable conditions in the economy, see “Risks Associated with our Growth—Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations” above. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. If our customers do not purchase additional subscriptions and products from us or our customers fail to renew their subscriptions, our revenue may decline and our business, financial condition and results of operations may be harmed.

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
If we or our third-party service providers experience, or are unable to protect against cyber-attacks, ransomware, security incidents, or security breaches, or if unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform and information technology systems, then our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities or additional expenses.
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
We may have contractual and other legal obligations to notify relevant stakeholders of security incidents. For instance, most jurisdictions have enacted laws, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. Such mandatory contractual and legal disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach, and any failure to provide appropriate notice may violate the terms of our customer contracts. Applicable laws, our contracts, our representations, or industry standards may require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A security breach could lead to claims by our customers, or other relevant stakeholders, that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. Further, there can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.
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
Our success and future growth depend largely upon the continued services of our executive officers, particularly Olivier Pomel, our co-founder and Chief Executive Officer, Alexis Lê-Quôc, our co-founder and Chief Technology Officer, and David Obstler, our Chief Financial Officer, as well as our other key employees in the areas of research and development and sales and marketing functions. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our products and platform capabilities.
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
We believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we continue to grow and expand globally, we may find it difficult to maintain these important aspects of our culture particularly given remote or hybrid work arrangements, which increased as a result of the COVID-19 pandemic. If we fail to maintain our company culture, our business and competitive position may be harmed.
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
Our ability to attract new users and customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products, increase adoption and usage of our products, and introduce new products and capabilities. The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. For example, some of our products use artificial intelligence, or AI, and machine learning, and we are making investments in expanding our artificial intelligence capabilities, which will require significant investment in infrastructure and personnel. However, AI technologies are complex and rapidly evolving in a changing competitive market and market acceptance of AI technologies remains uncertain. If we were unable to enhance our products and platform capabilities to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our products, our business, financial condition and results of operations could be adversely affected.
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
•ability to operate across a broad range of geographies in compliance with local regulations;
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
We have legal, contractual and other applicable obligations regarding the protection and appropriate use of personal information, confidential information, and other proprietary information that we, our third-party service providers or other partners process. We are subject to a variety of federal, state, local and international laws, directives, regulations, and industry standards, relating to the collection, use, retention, security, disclosure, transfer and other processing of personal information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and as a result implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. In addition, new technologies we use in our products or in our business, like AI and machine learning, may also subject us to new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results.
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
In addition, certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, absent appropriate safeguards or other circumstances, the EU has implemented a data-transfer regime that applies to transfers of personal information from the European Economic Area (EEA) to the United States. While the EU recently adopted an adequacy decision that covers transfers of personal information to the United States under the EU-U.S. Data Privacy Framework, there is no guarantee that the framework will survive legal challenges. In light of this uncertainty, we have taken steps to mitigate the impact on us with respect to transfers of data, such as relying on the European Commission's 2021 Standard Contractual Clauses, or EU SCCs. However, the efficacy and longevity of this transfer mechanism also remains uncertain as it may be subject to legal challenges and there is no assurance that we can satisfy or rely on it to lawfully transfer personal information to the United States. Moreover, the EU SCCs require parties that rely on them to comply with additional obligations, such as conducting transfer impact assessments and implementing additional security and privacy measures, which may make sales of our product to European customers more complex. In addition, laws in Switzerland and the United Kingdom similarly restrict transfers of personal information outside of those jurisdictions to countries such as the United States that do not provide an adequate level of data protection but require their own, slightly modified transfer mechanisms, resulting in a patchwork of different methods and requirements for Europe alone. If the requirements for legally-compliant transfers are too onerous, we could face significant costs relating to updating and amending vendor agreements to reflect changing transfer mechanisms or requirements.
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
Additionally, European legislative proposals and present laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing. In the EU and the United Kingdom, regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem and requirements around consent. It is anticipated that the ePrivacy Regulation will replace the current national laws that implement the ePrivacy Directive that governs electronic communications. Outside of Europe, other laws and regulations, including legislative proposals, individual behavior and industry practices are increasingly resistant to the use of personal information to deliver targeted advertising, making certain online advertising activities more difficult and subject to additional scrutiny. For example, the California Consumer Privacy Act, or CCPA, grants California residents the right to opt-out of a company’s sharing of personal information for cross-context behavioral advertising purposes. As a result of these developments, we may be required to change the way we market our products, which would impair our ability to reach new or existing customers.
Complying with these and other applicable laws may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance with all applicable laws, we may not be successful in our efforts to achieve compliance either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. While we utilize a data center in the EEA to maintain certain customer data (which may include personal information) originating from the EEA, we may find it necessary to establish additional systems and processes to maintain such data in the EEA, which may involve substantial expense and distraction from other aspects of our business.
Domestic laws in this area are also complex and developing rapidly, and we are, or may become, subject to numerous U.S. data privacy and security laws. In the United States, laws governing data privacy and security include those promulgated under the authority of the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the CCPA, HIPAA, and numerous other state and federal laws relating to privacy and data security. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personal information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing legal requirements.

The CCPA, which became effective on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of the sale of personal information, and receive detailed information about how their personal information is used. The CCPA provides a private right of action and statutory damages for data breaches and may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. In addition, the amendments to the CCPA made by the California Privacy Rights Act, or the CPRA, went into effect on January 1, 2023. The CPRA amends the CCPA to give California residents the ability to limit the use of their sensitive information, provide additional penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. The CPRA also expands the scope of the CCPA to include job applicant and employee personal information. These changes to the CCPA could impact our business activities depending on how they are interpreted. These laws exemplify the vulnerability of our business to the evolving regulatory environment related to the protection of personal information. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, the results of our operations, and our financial condition. For example, privacy laws in Colorado, Connecticut, and Virginia have recently gone into effect and similar laws in Indiana, Iowa, Montana, Tennessee, and Texas have been enacted and are expected to go into effect over the next several years. Moreover, several other state privacy laws are in various stages of the legislative process.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 30% and 28% for the six months ended June 30, 2023 and 2022, respectively. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of June 30, 2023, approximately 39% of our full-time employees were located outside of the United States, 33% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions may also negatively impact the market price of our Class A common stock. Additional risks are described in “Risks Associated with our Growth—Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations”. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our executive officers, directors and their affiliates, which will limit the ability of holders of our Class A common stock to influence the outcome of important transactions.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2023, our outstanding shares of Class B common stock represented approximately 46% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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
Further, as of June 30, 2023, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
(a)Recent Sales of Unregistered Equity Securities
On April 9, 2023, we issued 130,162 shares of Class A common stock as consideration in connection with an acquisition that closed in 2021. The issuance was deemed exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
(b) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2023, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted written plans intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the sale of the Company’s securities as set forth in the table below.

Name	Position	Adoption Date	Total Shares of Class A Common Stock to be Sold	Expiration Date

Adam Blitzer	Chief Operating Officer	May 12, 2023	Up to 92,304 (1)	July 1, 2024
Amit Agarwal	President	May 15, 2023	708,500 (2)	February 16, 2024
Dev Ittycheria	Director	June 5, 2023	75,000	August 30, 2024
(1)The actual number of shares that will be sold under the Rule 10b5-1 trading plan will be reduced by the number of shares sold pursuant to the Company’s election under its equity incentive plans to require the satisfaction of tax withholding obligations realized upon the vesting of RSUs and PSUs to be funded by a sell-to-cover transaction. The number of Company shares to be sold to satisfy the Company’s tax withholding obligation is not known at this time as it is dependent on future events, including the future trading price of the Company’s shares.

(2)The shares will be sold under a Rule 10b5-1 trading plan in sell-to-cover transactions intended to satisfy tax withholding obligations and exercise costs realized upon the exercise of stock options.

Amendments to Bylaws
On August 8, 2023, the Board of Directors (the “Board”) of the Company approved amendments to the Company’s Amended and Restated Bylaws (the “Bylaws”), which became effective the same day. Among other things, the amendments:
•update the advance notice provisions that apply when a stockholder intends to propose a director nomination or other business at a stockholder meeting, including to address newly adopted Rule 14a-19 of the Exchange Act (“Rule 14a-19”), by requiring;
◦any stockholder submitting a nomination notice to make a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with Rule 14a-19 and to provide reasonable evidence that certain requirements of such rule have been satisfied;
◦the nomination of each proposed director nominee other than the Company’s nominees be disregarded (notwithstanding that the nominee is included as a nominee in the Company’s proxy statement, notice of meeting or other proxy materials for any stockholder meeting (or any supplement thereto) and notwithstanding that proxies or votes in respect of the election of such proposed nominees may have been received by the Company (which proxies and votes shall be disregarded)) if, after a stockholder provides notice pursuant to Rule 14a-19, such stockholder subsequently fails to comply with the requirements of Rule 14a-19 or fails to timely provide reasonable evidence that certain requirements of such rule have been satisfied;
◦that the number of nominees a stockholder may nominate for election at a stockholder meeting may not exceed the number of directors to be elected at such meeting;
◦certain representations with respect to a proposed nominee regarding the absence of certain voting commitments, disclosure of compensation for service and compliance with our corporate governance and other policies, and intent to serve the entire term;
◦additional background information and disclosures regarding proposing stockholders, proposed nominees and business, and other persons related to a stockholder’s solicitation of proxies; and
◦that whenever a document or information must be delivered to the Company under the advance notice provisions such document or information must be in writing exclusively and must be delivered exclusively by hand, or by certified or registered mail, return receipt requested.
•require that any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white, with the white proxy card being reserved for exclusive use by the Board; and
•make certain other technical, modernizing and clarifying changes.
The Bylaws are attached hereto as Exhibit 3.2 and are incorporated herein by reference.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Datadog, Inc.	8-K	001-39051	3.1	September 23, 2019
3.2	Amended and Restated Bylaws of Datadog, Inc.					X
10.1#	Amended and Restated Non-Employee Director Compensation Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_________________

#	Indicates management contract or compensatory plan, contract or agreement.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATADOG, INC.

Date: August 9, 2023	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)