Form 10-Q
period 2023-09-30
Datadog, Inc.
filed 2023-11-07
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2023, there were 302,163,623 shares of the registrant’s Class A common stock and 26,390,053 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DATADOG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$261,309	$338,985
Marketable securities	2,080,380	1,545,341
Accounts receivable, net of allowance for credit losses of $11,091 and $5,626 as of September 30, 2023 and December 31, 2022, respectively	400,649	399,551
Deferred contract costs, current	39,805	33,054
Prepaid expenses and other current assets	37,341	27,303
Total current assets	2,819,484	2,344,234
Property and equipment, net	157,689	125,346
Operating lease assets	121,913	87,629
Goodwill	348,697	348,277
Intangible assets, net	10,145	16,365
Deferred contract costs, non-current	62,976	55,338
Restricted cash	—	3,303
Other assets	22,398	24,360
TOTAL ASSETS	$3,543,302	$3,004,852
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$85,362	$23,474
Accrued expenses and other current liabilities	101,837	171,158
Operating lease liabilities, current	18,777	22,092
Deferred revenue, current	636,500	543,024
Total current liabilities	842,476	759,748
Operating lease liabilities, non-current	127,800	76,582
Convertible senior notes, net	741,386	738,847
Deferred revenue, non-current	17,505	12,944
Other liabilities	7,659	6,226
Total liabilities	1,736,826	1,594,347
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 301,974,045 and 293,573,825 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3	3
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 26,271,614 and 25,616,018 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,028,053	1,625,190
Accumulated other comprehensive loss	(13,889)	(12,422)
Accumulated deficit	(207,691)	(202,266)
Total stockholders’ equity	1,806,476	1,410,505
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,543,302	$3,004,852
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$547,536	$436,533	$1,538,710	$1,205,701
Cost of revenue	103,319	93,599	305,079	249,986
Gross profit	444,217	342,934	1,233,631	955,715
Operating expenses:
Research and development	240,225	205,388	709,197	533,695
Sales and marketing	156,870	129,493	449,296	345,929
General and administrative	51,352	39,395	136,344	100,158
Total operating expenses	448,447	374,276	1,294,837	979,782
Operating loss	(4,230)	(31,342)	(61,206)	(24,067)
Other income (loss):
Interest expense	(1,303)	(3,728)	(5,010)	(13,516)
Interest income and other income, net	29,833	12,011	69,184	25,367
Other income, net	28,530	8,283	64,174	11,851
Income (loss) before provision for income taxes	24,300	(23,059)	2,968	(12,216)
Provision for income taxes	(1,670)	(2,926)	(8,393)	(8,910)
Net income (loss)	$22,630	$(25,985)	$(5,425)	$(21,126)
Net income (loss) attributable to common stockholders	$22,630	$(25,985)	$(5,425)	$(21,126)
Basic net income (loss) per share	$0.07	$(0.08)	$(0.02)	$(0.07)
Diluted net income (loss) per share	$0.06	$(0.08)	$(0.02)	$(0.07)
Weighted average shares used in calculating basic net income (loss) per share:	325,557	315,990	322,395	314,753
Weighted average shares used in calculating diluted net income (loss) per share:	351,309	315,990	322,395	314,753
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$22,630	$(25,985)	$(5,425)	$(21,126)
Other comprehensive loss:
Foreign currency translation adjustments	(2,822)	(5,678)	(2,761)	(8,782)
Unrealized gain (loss) on available-for-sale marketable securities	1,251	(1,137)	1,294	(12,712)
Other comprehensive loss	(1,571)	(6,815)	(1,467)	(21,494)
Comprehensive income (loss)	$21,059	$(32,800)	$(6,892)	$(42,620)
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—June 30, 2023	324,576,728	$3	$1,891,995	$(12,318)	$(230,321)	$1,649,359
Issuance of common stock upon exercise of stock options	2,360,179	—	9,873	—	—	9,873
Vesting of restricted and performance stock units	1,311,795	—	—	—	—	—
Issuance (retirement) of restricted shares of common stock from acquisition	(3,043)	—	—	—	—	—
Stock-based compensation	—	—	126,185	—	—	126,185
Change in accumulated other comprehensive loss	—	—	—	(1,571)	—	(1,571)
Net income	—	—	—	—	22,630	22,630
BALANCE—September 30, 2023	328,245,659	$3	$2,028,053	$(13,889)	$(207,691)	$1,806,476

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—June 30, 2022	316,415,782	$3	$1,380,873	$(18,509)	$(147,247)	$1,215,120
Issuance of common stock upon exercise of stock options	415,291	—	1,837	—	—	1,837
Vesting of restricted stock units	693,673	—	—	—	—	—
Stock-based compensation	—	—	105,282	—	—	105,282
Change in accumulated other comprehensive loss	—	—	—	(6,815)	—	(6,815)
Net loss	—	—	—	—	(25,985)	(25,985)
BALANCE—September 30, 2022	317,524,746	$3	$1,487,992	$(25,324)	$(173,232)	$1,289,439

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2022	319,189,843	$3	$1,625,190	$(12,422)	$(202,266)	$1,410,505
Issuance of common stock upon exercise of stock options	5,103,045	—	17,390	—	—	17,390
Vesting of restricted and performance stock units	3,540,441	—	—	—	—	—
Issuance (retirement) of restricted shares of common stock from acquisitions	127,119	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	285,211	—	19,986	—	—	19,986
Stock-based compensation	—	—	365,487	—	—	365,487
Change in accumulated other comprehensive loss	—	—	—	(1,467)	—	(1,467)
Net loss	—	—	—	—	(5,425)	(5,425)
BALANCE—September 30, 2023	328,245,659	$3	$2,028,053	$(13,889)	$(207,691)	$1,806,476

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2021	313,365,437	$3	$1,197,136	$(3,830)	$(152,106)	$1,041,203
Issuance of common stock upon exercise of stock options	2,089,044	—	8,253	—	—	8,253
Vesting of early exercised stock options	—	—	33	—	—	33
Vesting of restricted stock units	1,732,731	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	191,019	—	7,608	—	—	7,608
Issuance of common stock under the Employee Stock Purchase Plan	146,515	—	13,557	—	—	13,557
Stock-based compensation	—	—	261,405	—	—	261,405
Changes in accumulated other comprehensive loss	—	—	—	(21,494)	—	(21,494)
Net loss	—	—	—	—	(21,126)	(21,126)
BALANCE—September 30, 2022	317,524,746	$3	$1,487,992	$(25,324)	$(173,232)	$1,289,439

See accompanying notes to condensed consolidated financial statements

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,425)	$(21,126)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,434	24,825
(Accretion) amortization of (discounts) premiums on marketable securities	(26,256)	7,217
Amortization of issuance costs	2,539	2,525
Amortization of deferred contract costs	28,223	19,941
Stock-based compensation, net of amounts capitalized	354,179	250,645
Non-cash lease expense	19,332	15,236
Allowance for credit losses on accounts receivable	9,097	3,929
Loss on disposal of property and equipment	419	1,152
Changes in operating assets and liabilities:
Accounts receivable, net	(10,194)	(83,738)
Deferred contract costs	(42,612)	(34,671)
Prepaid expenses and other current assets	(10,314)	(11,280)
Other assets	1,243	(1,920)
Accounts payable	57,268	2,483
Accrued expenses and other liabilities	(68,242)	27,350
Deferred revenue	98,037	101,398
Net cash provided by operating activities	439,728	303,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(2,011,857)	(1,067,732)
Maturities of marketable securities	1,467,975	857,193
Proceeds from sale of marketable securities	36,393	2,090
Purchases of property and equipment	(17,191)	(25,207)
Capitalized software development costs	(26,279)	(21,592)
Cash paid for acquisition of businesses; net of cash acquired	(6,369)	(40,302)
Net cash used in investing activities	(557,328)	(295,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	17,404	8,267
Proceeds from issuance of common stock under the employee stock purchase plan	19,986	13,557
Repayments of convertible senior notes	—	(3)
Net cash provided by financing activities	37,390	21,821

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(769)	(6,866)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(80,979)	23,371
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	342,288	274,463
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$261,309	$297,834

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$14,163	$1,082

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$5,147	$1,662
Stock-based compensation included in capitalized software development costs	$11,308	$10,760
Vesting of early exercised options	$—	$33
Issuance of restricted shares of common stock for the acquisition of businesses	$—	$7,608
Acquisition holdback	$750	$5,473

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$261,309	$294,815
Restricted cash	—	3,019
Total cash, cash equivalents and restricted cash	$261,309	$297,834
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

3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$656,522	$34	$(3,810)	$652,746
Commercial paper	667,820	6	(291)	667,535
Certificates of deposit	237,073	58	(75)	237,056
U.S. government treasury securities	365,505	—	(3,712)	361,793
U.S. government agency securities	162,226	—	(976)	161,250
Marketable securities	$2,089,146	$98	$(8,864)	$2,080,380

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$813,598	$64	$(7,554)	$806,108
Commercial paper	357,030	64	(821)	356,273
Certificates of deposit	174,080	37	(587)	173,530
U.S. government treasury securities	120,977	—	(1,099)	119,878
U.S. government agency securities	89,718	12	(178)	89,552
Marketable securities	$1,555,403	$177	$(10,239)	$1,545,341
As of September 30, 2023, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$1,606,119
Due in one year through five years	474,261
Total	$2,080,380
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

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$223,250	$—	$—	$223,250
Corporate debt securities	—	10,605	—	10,605
Marketable Securities:
Corporate debt securities	—	652,746	—	652,746
Commercial paper	—	667,535	—	667,535
Certificates of deposit	—	237,056	—	237,056
U.S. government treasury securities	—	361,793	—	361,793
U.S. government agency securities	—	161,250	—	161,250
Total financial assets	$223,250	$2,090,985	$—	$2,314,235

	Fair Value Measurement as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$302,902	$—	$—	$302,902
Corporate debt securities	—	2,493	—	2,493
Marketable Securities:
Corporate debt securities	—	806,108	—	806,108
Commercial paper	—	356,273	—	356,273
Certificates of deposit	—	173,530	—	173,530
U.S. government treasury securities	—	119,878	—	119,878
U.S. government agency securities	—	89,552	—	89,552
Total financial assets	$302,902	$1,547,834	$—	$1,850,736
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

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Computers and equipment	$34,632	$33,376
Furniture and fixtures	15,460	13,315
Leasehold improvements	44,127	27,683
Capitalized software development costs	178,637	134,890
Total property and equipment	$272,856	$209,264
Less: accumulated depreciation and amortization	(115,167)	(83,918)
Total property and equipment, net	$157,689	$125,346
The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $9.4 million and $25.8 million for the three and nine months ended September 30, 2023, respectively. Depreciation and amortization expense was approximately $7.2 million and $19.4 million for the three and nine months ended September 30, 2022, respectively.
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
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$23,482	$(14,595)	$8,887	3 Years
Customer relationships	3,300	(2,042)	1,258	4 Years
Total	$26,782	$(16,637)	$10,145

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$24,460	$(9,970)	$14,490	3 years
Customer relationships	3,300	(1,425)	1,875	4 years
Total	$27,760	$(11,395)	$16,365
Intangible amortization expense was approximately $2.2 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively, and $6.6 million and $5.4 million for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2023	$2,172
2024	5,866
2025	2,044
2026	63
Total	$10,145
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2022	$348,277
2023 Acquisition	2,029
Foreign currency translation adjustments	(1,609)
Balance as of September 30, 2023	$348,697
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
During the three months ended September 30, 2023, the conditional conversion feature of the 2025 Notes was not triggered as the last reported sale price of the Company's Class A common stock was not greater than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter ended September 30, 2023. Therefore the 2025 Notes are not convertible, in whole or in part, at the option of the holders between October 1, 2023 through December 31, 2023. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Since the issuance of the 2025 Notes, the Company received and settled an immaterial amount of conversion notices from the holders in cash. As of September 30, 2023, the 2025 Notes were classified as long-term debt on the Company's condensed consolidated balance sheet.
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

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	September 30, 2023	December 31, 2022
Convertible senior notes, net:
Principal	$747,496	$747,496
Unamortized debt issuance costs	(6,110)	(8,649)
Net carrying amount	$741,386	$738,847
As of September 30, 2023, the total estimated fair value of the 2025 Notes was approximately $881.0 million. The fair value was determined based on the closing trading price or quoted market price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates.
The following table sets forth the interest expense related to the 2025 Notes for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$233	$234	$701	$701
Amortization of issuance costs	848	843	2,539	2,525
Total	$1,081	$1,077	$3,240	$3,226
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
8. Commitments and Contingencies
Non-cancelable Material Commitments—During the nine months ended September 30, 2023, other than certain non-cancelable operating leases described in Note 9, Leases, there have been no other material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the Annual Report.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for administrative costs of the 401(k) plan and makes matching contributions to the 401(k) plan. For the three and nine months ended September 30, 2023, the Company incurred expense of $1.6 million and $4.7 million, respectively, for matching contributions. For the three and nine months ended September 30, 2022, the Company incurred expense of $1.6 million and $4.3 million, respectively, for matching contributions.
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
The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost(1)	$9,330	$6,438	$24,779	$17,703
Short-term lease cost	2,651	2,789	7,370	6,113

1)Includes non-cash lease expense of $7.0 million and $5.5 million for the three months ended September 30, 2023 and 2022, respectively, and $19.3 million and $15.2 million for the nine months ended September 30, 2023 and 2022, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities	$10,916	$18,198
Operating lease assets obtained in exchange for new lease liabilities	53,660	44,013
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2023	$537
2024	13,369
2025	30,769
2026	27,691
2027	27,182
2028 and beyond	96,947
Total lease payments	$196,495
Less: imputed interest	(49,918)
Present value of lease liabilities	$146,577
As of September 30, 2023, the Company had various operating leases that had not yet commenced, which are excluded from the table above. The operating leases will commence between fiscal year 2024 and 2025 with total undiscounted future payments of $140.3 million and a weighted-average lease term of 9 years.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

September 30, 2023
Weighted-average remaining lease term (years)	6.9
Weighted-average discount rate	5.97%

10. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America(1)	$381,194	$312,676	$1,078,374	$863,697
International	166,342	123,857	460,336	342,004
Total	$547,536	$436,533	$1,538,710	$1,205,701

1)Includes revenue from the United States of $361.3 million and $296.0 million for the three months ended September 30, 2023 and 2022, respectively. Includes revenue from the United States of $1,022.3 million and $815.1 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Revenue recognized during the three months ended September 30, 2023 and 2022, which was included in the deferred revenue balances at the beginning of each such period, was $276.8 million and $200.4 million, respectively. Revenue recognized during the nine months ended September 30, 2023 and 2022 that was included in the deferred revenue balances at the beginning of each such period was $486.5 million and $344.4 million, respectively.
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of September 30, 2023 and December 31, 2022, the aggregate transaction price allocated to remaining performance obligations was $1,446.2 million and $1,057.2 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Accounts Receivable
Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. During the nine months ended September 30, 2023 and 2022, the Company charged $3.7 million and $1.5 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of September 30, 2023 and December 31, 2022, unbilled accounts receivable of approximately $59.3 million and $60.0 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.
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
Deferred contract costs on the Company’s condensed consolidated balance sheets were $102.8 million and $88.4 million as of September 30, 2023 and December 31, 2022, respectively. Amortization expense was $10.2 million and $7.3 million for the three months ended September 30, 2023 and 2022, respectively, and was $28.2 million and $19.9 million for the nine months ended September 30, 2023 and 2022, respectively.
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
During the three and nine months ended September 30, 2023, there were 506,563 shares and 989,955 shares of Class B common stock were converted into Class A common stock, respectively.
As of September 30, 2023, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 301,974,045 shares of Class A common stock and 26,271,614 shares of Class B common stock were issued and outstanding.
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Company’s initial public offering of Class A common stock (the “IPO”), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of September 30, 2023, there were 13,408,145 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants and advisors of the Company. As of September 30, 2023, there were 75,548,626 shares available for grant under the 2019 Plan.
Stock Options
The following table summarizes the Company’s stock option activity and weighted-average exercise prices:

	Number Of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance outstanding—December 31, 2022	18,551,857	$3.24	4.4	$1,303,464
Options granted	—	—
Options exercised	(5,103,045)	3.41
Options forfeited or expired	(17,741)	5.49
Balance outstanding—September 30, 2023	13,431,071	$3.17	3.6	$1,180,828
Ending Exercisable—September 30, 2023	13,424,772	$3.16	3.6	$1,180,435
As of September 30, 2023, there were 22,926 shares of Class A common stock and 13,408,145 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2022, there were 28,557 shares of Class A common stock and 18,523,300 shares of Class B common stock issuable upon the exercise of options outstanding.
Total compensation cost related to unvested awards not yet recognized was approximately $0.1 million and $10.1 million as of September 30, 2023 and December 31, 2022, respectively. The weighted-average period over which this compensation cost related to unvested employee awards will be recognized is 0.8 years and 0.6 years as of September 30, 2023 and December 31, 2022, respectively.

There were no options granted during the nine months ended September 30, 2023 and 2022. The Company received approximately $17.4 million and $8.3 million in cash proceeds from options exercised during the nine months ended September 30, 2023 and 2022, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was approximately $423.0 million and $258.4 million, respectively. The aggregate fair value of options vested during the nine months ended September 30, 2023 and 2022 was $12.5 million and $18.7 million, respectively.
Restricted Stock Units, Restricted Stock and Performance Stock Units
The following table summarizes the activity for the Company’s unvested RSUs and PSUs:

	Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2022	12,378,683	$106.19
Awarded	4,776,360	76.15
Vested	(3,540,441)	103.71
Forfeited/canceled	(1,056,740)	103.16
Balance—September 30, 2023	12,557,862	$95.72
The Company granted no restricted shares of Class A common stock in connection with acquisitions during the nine months ended September 30, 2023.
Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $1,039.3 million and $1,151.1 million as of September 30, 2023 and December 31, 2022, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares of common stock will be recognized is 2.7 years and 2.9 years as of September 30, 2023 and December 31, 2022.
Total compensation cost related to unvested PSUs not yet recognized was approximately $33.5 million and $19.0 million as of September 30, 2023 and December 31, 2022, respectively. The weighted-average period over which this compensation cost related to unvested PSUs will be recognized is 1.6 years and 1.4 years as of September 30, 2023 and December 31, 2022, respectively.
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
The Company recognized $3.5 million and $12.0 million of stock-based compensation expense related to the ESPP during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, $16.0 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. During the nine months ended September 30, 2023, the Company issued 285,211 shares of Class A common stock under the ESPP. As of September 30, 2023, 17,713,278 shares of Class A common stock remain available for grant under the ESPP.

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
Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$4,570	$3,165	$12,452	$7,173
Research and development	79,174	65,321	229,607	163,326
Sales and marketing	26,159	21,145	75,057	53,330
General and administrative	13,211	11,731	37,063	26,816
Stock-based compensation, net of amounts capitalized	123,114	101,362	354,179	250,645
Capitalized stock-based compensation expense	3,071	3,920	11,308	10,760
Total stock-based compensation expense	$126,185	$105,282	$365,487	$261,405
12.Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$28,801	$9,087	$70,676	$21,338
Other income (loss), net	1,032	2,924	(1,492)	4,029
Interest income and other income, net	$29,833	$12,011	$69,184	$25,367

13.Income Taxes
The Company recorded a provision for income taxes of $1.7 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively. The Company has incurred U.S. operating losses and has minimal profits in its foreign jurisdictions during the quarter.
The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve deemed immaterial for each of the nine months ended September 30, 2023 and 2022. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.
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
On August 16, 2022, the Inflation Reduction Act (“the Act”) was signed into law. The Act includes a 15.0% corporate alternative minimum tax on the adjusted financial statement income of applicable corporations and a 1.0% excise tax on all corporate stock buybacks of public companies for tax years beginning after December 31, 2022. For the nine months ended September 30, 2023, the Act did not materially impact the Company’s provision for income tax. The Company will continue to monitor any changes in tax law.
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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Basic net income (loss) per share:	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$20,809	$1,821	$(23,878)	$(2,107)	$(4,990)	$(435)	$(18,884)	$(2,242)
Denominator:
Weighted-average shares used in calculating net (loss) income per share, basic	299,366	26,191	290,369	25,621	296,555	25,840	281,355	33,398
Basic net income (loss) per share	$0.07	$0.07	$(0.08)	$(0.08)	$(0.02)	$(0.02)	$(0.07)	$(0.07)
Diluted net income (loss) per share:
Numerator:
Allocation of distributed net (loss) income for basic computation	$20,809	$1,821	$(23,878)	$(2,107)	$(4,990)	$(435)	$(18,884)	$(2,242)
Reallocation of undistributed net (loss) income as a result of conversion of Class B to Class A shares	1,821	—	(2,107)	—	(435)	—	(2,242)	—
Allocation of undistributed (loss) income	$22,630	$1,821	$(25,985)	$(2,107)	$(5,425)	$(435)	$(21,126)	$(2,242)
Denominator:
Number of shares used in basic calculation	299,366	26,191	290,369	25,621	296,555	25,840	281,355	33,398
Weighted-average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	26,191	—	25,621	—	25,840	—	33,398	—
Employee stock options	14,108	—	—	—	—	—	—	—
Employee stock purchase plan	26	—	—	—	—	—	—	—
Restricted stock units and performance stock units	3,013	—	—	—	—	—	—	—
Unvested restricted stock in connection with acquisition	507	—	—	—	—	—	—	—
Shares issuable upon conversion of the convertible senior notes	8,098	—	—	—	—	—	—	—
Number of shares used in diluted calculation	351,309	26,191	315,990	25,621	322,395	25,840	314,753	33,398
Diluted net income (loss) per share	$0.06	$0.07	$(0.08)	$(0.08)	$(0.02)	$(0.02)	$(0.07)	$(0.07)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of September 30,
	2023	2022
Shares subject to outstanding stock options, RSUs and PSUs	25,989	30,811
Unvested restricted shares of common stock	761	1,056
Shares subject to the employee stock purchase plan	248	166
Shares issuable upon conversion of the convertible senior notes	8,098	8,098
Total	35,096	40,131
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
As of September 30, 2023, we had $261.3 million in cash and cash equivalents and $2.1 billion in marketable securities. We generated revenue of $547.5 million and $436.5 million in the three months ended September 30, 2023 and 2022, respectively, representing year-over-year growth of 25%. For the nine months ended September 30, 2023 and 2022, our revenue was $1,538.7 million and $1,205.7 million, respectively, representing year-over-year growth of 28%. Substantially all of our revenue is from subscription software sales. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net income (loss) of $22.6 million and $(26.0) million for the three months ended September 30, 2023 and 2022, respectively, and $(5.4) million and $(21.1) million for the nine months ended September 30, 2023 and 2022, respectively. Our operating cash flow was $439.7 million and $304.0 million for the nine months ended September 30, 2023 and 2022, respectively. Our free cash flow was $396.3 million and $257.2 million for the nine months ended September 30, 2023 and 2022, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including rising inflation, the U.S. Federal Reserve raising interest rates, the failure of Silicon Valley Bank and other financial institutions, the Russian invasion of Ukraine, the evolving conflict in Israel and Gaza and the COVID-19 pandemic have led to economic uncertainty. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses. In recent quarters, we have seen slower usage growth from existing customers, which may be related to the uncertain macroeconomic environment.

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

Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of September 30, 2023, we had approximately 26,800 customers spanning organizations of a broad range of sizes and industries, compared to approximately 22,200 as of September 30, 2022. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.
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

Expanding Within Our Existing Customer Base
Our base of customers represents a significant opportunity for further sales expansion. As of September 30, 2023, we had approximately 3,130 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 86% of our ARR, up from 2,600 customers as of September 30, 2022, representing 85% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of September 30, 2023, our trailing 12-month dollar-based net retention rate was slightly below 120%. As of September 30, 2022, our trailing 12-month dollar-based net retention rate was above 130%. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the trailing 12-month dollar-based net retention rate. As the growth of our business has decelerated in recent quarters, our trailing 12-month dollar-based net retention rate has declined.
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

Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have demonstrated the success of our platform approach, through expansion beyond our initial infrastructure monitoring solution to include 19 products. Approximately 82% of our customers were using more than one product as September 30, 2023, up from approximately 80% a year earlier. Additionally, as of September 30, 2023, approximately 46% of our customers were using more than four products, up from approximately 40% a year earlier, and approximately 21% of our customers were using more than six products, up from approximately 16% a year earlier. We believe these metrics indicate strong expansion of product adoption across our platform.
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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 30% and 28% of total revenue for the nine months ended September 30, 2023 and 2022, respectively. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in EMEA and APAC. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo.
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
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$547,536	$436,533	$1,538,710	$1,205,701
Cost of revenue (1)(2)(3)	103,319	93,599	305,079	249,986
Gross profit	444,217	342,934	1,233,631	955,715
Operating expenses
Research and development (1)(3)	240,225	205,388	709,197	533,695
Sales and marketing (1)(2)(3)	156,870	129,493	449,296	345,929
General and administrative (1)(3)	51,352	39,395	136,344	100,158
Total operating expenses	448,447	374,276	1,294,837	979,782
Operating loss	(4,230)	(31,342)	(61,206)	(24,067)
Other income (loss):
Interest expense (4)	(1,303)	(3,728)	(5,010)	(13,516)
Interest income and other income, net	29,833	12,011	69,184	25,367
Other income, net	28,530	8,283	64,174	11,851
Income (loss) before provision for income taxes	24,300	(23,059)	2,968	(12,216)
Provision for income taxes	(1,670)	(2,926)	(8,393)	(8,910)
Net income (loss)	$22,630	$(25,985)	$(5,425)	$(21,126)
_________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$4,570	$3,165	$12,452	$7,173
Research and development	79,174	65,321	229,607	163,326
Sales and marketing	26,159	21,145	75,057	53,330
General and administrative	13,211	11,731	37,063	26,816
Total	$123,114	$101,362	$354,179	$250,645
_________________

(2)Includes amortization of acquired intangibles expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$1,974	$1,900	$6,054	$4,795
Sales and marketing	208	208	617	617
Total	$2,182	$2,108	$6,671	$5,412
_________________
(3) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$107	$47	$276	$219
Research and development	5,260	1,799	15,213	7,925
Sales and marketing	2,980	620	5,008	2,334
General and administrative	1,342	245	3,450	719
Total	$9,689	$2,711	$23,947	$11,197
_________________
(4) Includes amortization of issuance costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Interest expense	$848	$843	$2,539	$2,525
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%	100%
Cost of revenue	19	21	20	21
Gross profit	81	79	80	79
Operating expenses
Research and development	44	47	46	44
Sales and marketing	29	30	29	29
General and administrative	9	9	9	8
Total operating expenses	82	86	84	81
Operating loss	(1)	(7)	(4)	(2)
Other income (loss):
Interest expense	0	(1)	0	(1)
Interest income and other income, net	5	3	4	2
Other income, net	5	2	4	1
Income (loss) before provision for income taxes	4	(5)	0	(1)
Provision for income taxes	0	(1)	(1)	(1)
Net income (loss)	4%	(6)%	0%	(2)%
(1)Certain items may not total due to rounding.

Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Revenue	$547,536	$436,533	$111,003	25%
Revenue increased by $111.0 million, or 25%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Approximately 65% of the increase in revenue was attributable to growth from existing customers, and the remaining 35% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Cost of revenue	$103,319	$93,599	$9,720	10%
Gross margin	81%	79%
Cost of revenue increased by $9.7 million, or 10%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily due to an increase of $4.3 million in third-party cloud infrastructure hosting and software costs and an increase of $2.6 million in personnel and other related costs as a result of increased headcount.
Our gross margin increased by 2% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily as the result of revenue growth exceeding the growth of third-party cloud infrastructure provider costs due to cost savings.
Research and Development

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Research and development	$240,225	$205,388	$34,837	17%
Percentage of revenue	44%	47%
Research and development expense increased by $34.8 million, or 17%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily due to an increase of $36.1 million in personnel and other related costs for our engineering, product and design teams as a result of increased headcount and was offset by a decrease of $1.8 million in cloud infrastructure-related investments.
Sales and Marketing

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Sales and marketing	$156,870	$129,493	$27,377	21%
Percentage of revenue	29%	30%
Sales and marketing expense increased by $27.4 million, or 21%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily due to an increase of $22.2 million in personnel and other related costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $4.8 million in advertising, sales, marketing and promotional activities.
General and Administrative

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
General and administrative	$51,352	$39,395	$11,957	30%
Percentage of revenue	9%	9%
General and administrative expense increased by $12.0 million, or 30%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily due to an increase in legal expenses, professional services, personnel and other related costs as a result of increased headcount.
Other Income, Net

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Other income, net	$28,530	$8,283	$20,247	244%
Percentage of revenue	5%	2%
Other income, net increased by $20.2 million, or 244%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily driven by an increase of $19.7 million in interest income, mainly due to income earned from investments in marketable securities.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Revenue	$1,538,710	$1,205,701	$333,009	28%
Revenue increased by $333.0 million, or 28%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Approximately 65% of the increase in revenue was attributable to growth from existing customers, and the remaining 35% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Cost of revenue	$305,079	$249,986	$55,093	22%
Gross margin	80%	79%
Cost of revenue increased by $55.1 million, or 22%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to an increase of $32.9 million in third-party cloud infrastructure hosting and software costs, an increase of $14.2 million in personnel and other related costs as a result of increased headcount, and an increase of $4.5 million of depreciation and amortization.

Our gross margin increased by 1% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily as the result of revenue growth exceeding the growth of third-party cloud infrastructure provider costs due to cost savings.
Research and Development

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Research and development	$709,197	$533,695	$175,502	33%
Percentage of revenue	46%	44%
Research and development expense increased by $175.5 million, or 33%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to an increase of $158.5 million in personnel and other related costs for our engineering, product and design teams as a result of increased headcount and an increase of $15.2 million in cloud infrastructure-related investments.
Sales and Marketing

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Sales and marketing	$449,296	$345,929	$103,367	30%
Percentage of revenue	29%	29%
Sales and marketing expense increased by $103.4 million, or 30%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to an increase of $90.9 million in personnel and other related costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $11.3 million in advertising, sales, marketing and promotional activities.
General and Administrative

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
General and administrative	$136,344	$100,158	$36,186	36%
Percentage of revenue	9%	8%
General and administrative expense increased by $36.2 million, or 36%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to an increase in personnel and other related costs as a result of increased headcount, legal expenses, and other professional services.
Other Income, Net

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Other income, net	$64,174	$11,851	$52,323	442%
Percentage of revenue	4%	1%
Other income, net increased by $52.3 million, or 442%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily driven by an increase of $49.3 million in interest income, mainly due to income earned from investments in marketable securities.

Liquidity and Capital Resources
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, hosting expenses, facility expenses, and marketing expenses. We have generated positive cash flows from operations during the nine months ended September 30, 2023 and 2022. When assessing sources of liquidity, we also include cash and cash equivalents of $261.3 million and marketable securities of $2.1 billion as of September 30, 2023. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support our cash requirements for the next 12 months and beyond.
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
During the nine months ended September 30, 2023, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.
Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash provided by operating activities	$439,728	$303,966
Cash used in investing activities	(557,328)	(295,550)
Cash provided by financing activities	37,390	21,821
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2023 increased $135.8 million compared to the nine months ended September 30, 2022, primarily driven by an increase in non-cash charges of $94.5 million and a decrease in accounts receivable of $73.5 million. The increase in non-cash charges related primarily to an increase of $103.5 million in stock-based compensation as we continued to increase headcount to support the growth of the business. The decrease in accounts receivable was primarily due to timing of cash collections. The increase in cash provided by operating activities was offset by a decrease in accrued expenses and other liabilities of $95.6 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 increased $261.8 million compared to the nine months ended September 30, 2023, primarily driven by an increase of $944.1 million in the investment in marketable securities. The increase in cash used in investing activities was offset by an increase of $610.8 million in proceeds from maturities of marketable securities, a decrease of $33.9 million in cash paid for the acquisition of businesses net of cash acquired, and an increase of $34.3 million in proceeds from the sale of marketable securities.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 increased $15.6 million compared to the nine months ended September 30, 2022, primarily due to an increase in proceeds from the exercise of stock options of $9.1 million and an increase in proceeds from the issuance of Class A common stock under the ESPP of $6.4 million.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for each of the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$439,728	$303,966
Less: Purchases of property and equipment	(17,191)	(25,207)
Less: Capitalized software development costs	(26,279)	(21,592)
Free cash flow	$396,258	$257,167
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
Interest Rate Risk
As of September 30, 2023, we had $233.9 million in cash equivalents and $2.1 billion in marketable securities, which consisted of commercial debt, commercial paper, U.S. government treasury securities, certificates of deposit, and U.S. government agency securities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of September 30, 2023, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, inflation, rising interest rates, the failure of Silicon Valley Bank and other financial institutions, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, such as the COVID-19 pandemic, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, such as the evolving conflict in Israel and Gaza, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. For example, the COVID-19 pandemic adversely affected workforces, economies and financial markets globally, leading to a reduction in the ability of, or the inability of, customers, partners, suppliers, vendors or other parties to meet their contractual obligations, and for a period of time, a reduction in customer spending on technology, and such conditions may reoccur in the future. The war in Ukraine and the related political and economic responses imposed on Russia such as sanctions, may also exacerbate these issues and trends especially in Europe. More recently, in response to persistently high inflation, the U.S. Federal Reserve has increased interest rates, which may reduce economic growth and cause companies to decrease spending on information technology. These types of unfavorable conditions could disrupt the timing of and attendance at key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted, our marketing investments, sales pipeline and ability to generate new customers and sales of our products could be negatively and adversely affected. Our competitors, many of which are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. The increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $1,538.7 million and $1,205.7 million for the nine months ended September 30, 2023 and 2022, respectively, and $1,675.1 million and $1,028.8 million for the years ended December 31, 2022 and 2021, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We generated net losses in each year since our inception, including net losses of $50.2 million and $20.7 million for the years ended December 31, 2022 and 2021, respectively. As of September 30, 2023, we had an accumulated deficit of $207.7 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to sustain profitability, the value of our business and Class A common stock may significantly decrease.
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
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, including those impacted by the COVID-19 pandemic, war in Ukraine and evolving conflict in Israel and Gaza;
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
The success of our platform depends, in part, on its ability to be deployed in a self-service installation process. We currently offer more than 650 out-of-the-box integrations to assist customers in deploying Datadog, and we need to continuously modify and enhance our products to adapt to changes and innovation in existing and new technologies to maintain and grow our integrations. We expect that the number of integrations we will need to support will continue to expand as developers adopt new software platforms, and we will have to develop new versions of our products to work with those new platforms. This development effort may require significant engineering, sales and marketing resources, all of which would adversely affect our business. Any failure of our products to operate effectively with future infrastructure platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, financial condition and results of operations could be adversely affected.
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
•any implementation of the Organization for Economic Co-operation and Development’s (OECD) international tax framework, including the Pillar II minimum tax regime;
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
We will continue to monitor these developments and pending legislation, and evaluate any potential impact on our results of operations. Any of these developments could adversely affect our results of operations.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 30% and 28% for the nine months ended September 30, 2023 and 2022, respectively. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are

continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of September 30, 2023, approximately 39% of our full-time employees were located outside of the United States, 34% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
•political instability, terrorist activities and military conflict, including the war in Ukraine and evolving conflict in Israel and Gaza;
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2023, our outstanding shares of Class B common stock represented approximately 47% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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
Further, as of September 30, 2023, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
(a)Recent Sales of Unregistered Equity Securities
None.
(b) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2023, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted written plans intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the sale of the Company’s securities as set forth in the table below.

Name	Position	Adoption Date	Total Shares of Class A Common Stock to be Sold	Expiration Date

Kerry Acocella	General Counsel & Secretary	September 12, 2023	17,500	September 30, 2024
Alexis Lê-Quôc	Chief Technology Officer & Director	September 5, 2023	3,307,972 (1)	October 3, 2025
(1)Approximately 2.7 million shares will be sold in sell-to-cover transactions intended to satisfy tax withholding obligations and exercise costs realized upon the exercise of stock options.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Datadog, Inc.	8-K	001-39051	3.1	September 23, 2019
3.2	Amended and Restated Bylaws of Datadog, Inc.	10-Q	001-39051	3.2	August 9, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_________________

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATADOG, INC.

Date: November 7, 2023	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)