Form 10-K
period 2023-12-31
Datadog, Inc.
filed 2024-02-23
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Select Market on June 30, 2023 was approximately $29.3 billion.
As of February 15, 2024, there were 305,929,910 shares of the registrant’s Class A common stock and 25,944,197 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

DATADOG, INC.
2023 ANNUAL REPORT ON FORM 10-K

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
The Gartner content referenced herein (the “Gartner Content”) represents research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. The Gartner Content speaks as of its original publication date in December 2023 (and not as of the date of this Annual Report on Form 10-K) and the opinions expressed in the Gartner Content are subject to change without notice.

PART I
Item 1. Business
Overview
Datadog is the observability and security platform for cloud applications.
Our SaaS platform integrates and automates infrastructure monitoring, application performance monitoring, log management, user experience monitoring, cloud security, and many other capabilities to provide unified, real-time observability and security for our customers’ entire technology stack. Datadog is used by organizations of all sizes and across a wide range of industries to enable digital transformation and cloud migration, drive collaboration among development, operations, security and business teams, accelerate time to market for applications, reduce time to problem resolution, secure applications and infrastructure, understand user behavior, and track key business metrics.
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
From our founding goal of breaking down silos between Dev and Ops, we set out in 2010 to build a real-time data integration platform to turn chaos of having uncorrelated data from disparate sources into digestible and actionable insights. Since launching our first use case with Infrastructure Monitoring in 2012, we have expanded our platform rapidly, and today, we offer end-to-end monitoring and analytics, powered by a common data model that is extensible for use cases across observability, security, and software delivery. In 2023, we launched Application Vulnerability Management to detect vulnerabilities in open-source libraries in production, Data Streams Monitoring to track and improve the performance of event-driven applications, and Workflow Automation to easily automate actions based on observability insights.
Our proprietary platform combines the power of metrics, traces, logs, user sessions, security signals, and other data from a single agent and over 700 integrations to provide a unified view of infrastructure, application performance and the real-time events impacting performance. Datadog is designed to be cloud agnostic and easy to deploy, with hundreds of out-of-the-box integrations, a built-in understanding of modern technology stacks and extensive customizations. Customers can deploy our platform across their entire infrastructure, making it ubiquitous and a daily part of the lives of developers, operations engineers, security professionals, and business leaders.
We believe that our platform currently addresses a significant portion of the IT Operations Management market. According to Gartner, the IT Operations Management market represents a $81 billion opportunity in 2027. We believe a large portion of this spend is for legacy on-premise and private cloud environments but does not fully include the opportunity in modern multi-cloud and hybrid cloud environments. Our platform is designed to address both legacy and modern environments.
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
•Simple but not simplistic. Our platform is easy-to-use with out-of-the-box integrations, customizable drag-and-drop dashboards, real-time visualization and prioritized alerting. The platform is deployed in a self-service installation process within minutes, allowing new users to quickly derive value without any specialized training or heavy implementation or customization. It is highly extensible across a wide array of use cases to a broad set of developers, operations engineers, security professionals, product managers, product designers, platform engineers, customer support staff, and business users. As a result, our platform is integral to business operations and used every day, and our users find increasing value in the solution over time.
•Integrated data platform. We were the first to combine the “three pillars of observability” - metrics, traces, and logs - with the introduction of our log management solution in 2018. Today, our platform combines infrastructure monitoring, application performance monitoring, log management, user experience monitoring, security monitoring, incident management, continuous integration and continuous delivery, or CI/CD, pipeline and test monitoring in one integrated data platform. This approach increases efficiency by reducing both the expense and friction of attempting to glean insights from disparate systems. We are able to provide a unified view across the IT stack, including infrastructure and application performance, as well as the real-time events impacting performance. Each of our products is integrated and taken together, they provide the ability to view metrics, traces, logs, sessions, security signals, and other data side-by-side and to perform correlation analysis.
•Built for collaboration. Our platform was built to break down the silos between developers and operations teams in order to help organizations adopt DevOps practices and improve overall business performance. We provide development and operations teams with a common set of tools to develop a joint understanding of application performance and shared insights into the infrastructure supporting the applications. Additionally, our customizable and interactive dashboards can be shared with business teams to provide them with real-time actionable insights. Over time, as the use cases for our platform have expanded, the types of users that we can serve and help to collaborate have expanded as well, to include security professionals, product managers, product designers, platform engineers, customer support staff, and business users.
•Cloud agnostic. Our platform is designed to be deployable across all environments, including public cloud, private cloud, on-premise, multi-cloud, and hybrid environments, allowing organizations to diversify their infrastructure and reduce single vendor dependence.
•Ubiquitous. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Compared to legacy systems that are often used only by a few users in an organization’s IT operations team, Datadog is a daily part of the lives of developers, operations engineers and business leaders.
•Integrates with our customers’ complex environments. We enable development and operations teams to harness the full spectrum of SaaS and open source tools. We have over 700 out-of-the-box integrations with technologies to provide significant value to our customers without the need for professional services. Our integrations provide for comprehensive data point aggregation and consistent, up-to-date, high-quality customer experiences across heterogeneous IT environments as they are fully maintained by Datadog.
•Powered by robust machine-learning and artificial intelligence. Our platform ingests massive amounts of data into our unified data warehouse. We develop actionable insights using our advanced analytics capabilities. Our platform's Watchdog capabilities feature artificial intelligence and machine learning that can cross-correlate metrics, traces, logs, sessions, security signals, and other data to identify outliers and notify users of potential anomalies; discover and help resolve issues quickly with automated root cause analysis; augment the troubleshooting workflow with contextual insights; and minimize impact on customers.
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

Key Benefits to Our Customers
Organizations of all sizes, in all industries, both private and public, purchase our products for a variety of use cases. As of December 31, 2023, we had approximately 27,300 customers in over 150 countries. Our platform provides the following key benefits to our customers:
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
•Expand within our existing customer base through broader deployments, new use cases and new product adoption. Our base of approximately 27,300 customers as of December 31, 2023 represents a significant opportunity for further sales expansion. We plan to continue to increase sales within our existing customer base through increased usage of our platform and the cross selling of additional products.
•Expand our technology leadership through continued investment and new products. We intend to invest in expanding the functionality of our current platform and adding capabilities that address new market opportunities. We have a history of continued innovation. For example, in 2017 we launched APM, in 2018 we launched Log Management, in 2019 we launched Digital Experience Monitoring and Network Performance Monitoring, in 2020 we launched Cloud SIEM, Continuous Profiler and Incident Management, in 2021 we launched Cloud Security Posture Management, Cloud Workload Security, Database Monitoring, and Sensitive Data Scanner, in 2022 we launched Application Security Management, Cloud Security Management, Audit Trail, Observability Pipelines, Cloud Cost Management, and Universal Service Monitoring, and in 2023 we launched Application Vulnerability Management, Data Streams Monitoring, and Workflow Automation.
•Expand our customer base internationally. We believe there is a significant opportunity to continue to expand usage of our platform outside of the United States, as international markets have increased the shift of their IT spend to the cloud.
Our Platform

Our proprietary platform provides real-time insights into software applications and IT infrastructure performance to enable better user experiences, faster problem detection and resolution and smarter, more impactful business decisions. Our platform is modular and includes infrastructure monitoring, application performance monitoring, log management, user experience monitoring, network performance monitoring, cloud and application security, developer-focused observability, and incident management, as well as a range of shared features such as sophisticated dashboards, advanced analytics, collaboration tools, workflow automation, and alerting capabilities. Many of our products are fully capable stand-alone so clients can choose to use different capabilities incrementally or deploy many at once. When deployed together, our products automatically enable cross-correlation, which in turn allows customers to gain greater levels of visibility across their infrastructure and applications to more rapidly troubleshoot problems.
Our platform is supported by more than 700 integrations to seamlessly aggregate metrics and events across all of the systems and services that power digital businesses. Our easy-to-use platform is deployed through a self-service installation process. Users can derive value from our platform within minutes without any specialized training or heavy implementation or customization. Customers can easily expand their usage of our platform on a self-serve basis, adding hosts or volumes of data monitored. Our platform is massively scalable currently monitoring more than tens of trillion events a day and millions of servers and containers.
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
•700+ Fully Supported Integrations. We offer more than 700 out-of-the-box integrations including public cloud, private cloud, on-premise hardware, databases and third-party software.
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
Our platform consists of products that can be used individually or as a unified solution, and includes a Marketplace where customers can access products built by our partners on top of the Datadog platform. Our products include:
•Infrastructure Monitoring. Our Infrastructure Monitoring platform provides real-time monitoring of IT infrastructure across public cloud, private cloud and hybrid environments, as well as in containers and serverless architectures, ensuring performance, and availability of applications. All infrastructure data is located in one repository with automatic correlation, regardless of environment size or rate of change, to provide a fulsome view of everything that is occurring across the IT ecosystem.

•Application Performance Monitoring (APM). APM provides full visibility into the health and functioning of applications regardless of the deployment environment. Code-level distributed tracing across microservices, hosts, containers and serverless computing functions allows our customers to gain deep insights into application and code performance.
•Log Management. Log Management for applications, systems and cloud platforms ingests data, creates indexes and enables querying of logs with visualizations and alerting to provide immediate insight into any performance issues. Logging Without Limits® decouples the cost of log ingestion from processing, allowing customers to cost effectively collect a massive volume of logs and selectively process those they need to monitor.
•Digital Experience Monitoring. Digital Experience Monitoring brings visibility up the stack to monitor the digital experience of the user and consists of Synthetics, Real User Monitoring (RUM), and Session Replay. Synthetics provides user-experience monitoring of applications and API endpoints via simulated AI-powered user requests to proactively track application performance and ensure uptime. RUM provides analysis and visualization of the performance of web browser and mobile applications as experienced by all actual users. Session Replay captures and visually replays users' web browser and mobile application experiences to help identify errors, application usage patterns, and design issues.
•Continuous Profiler. Continuous Profiler measures code level performance in any environment through an always-on, and low overhead solution. This allows customers to quickly identify and optimize the slowest and most resource-consuming parts in application code in order to improve mean time to resolution, reduce application latency, and lower cloud costs.
•Database Monitoring. Database Monitoring allows customers to view query metrics and explain plans from all of their databases in a single place. With Database Monitoring, they can quickly pinpoint costly and slow queries and drill into precise execution details to address bottlenecks. Additionally, query, host, and application metric correlation makes it easy to identify and understand the impact of resource constraints on database performance.
•Data Streams Monitoring. Data Streams Monitoring (DSM) enables customers to easily track and improve the performance of event-driven applications. DSM automatically maps dependencies among services and queues to help measure end-to-end latencies, locate faulty queues or services and their owners, and remediate backed-up messages.
•Universal Service Monitoring. Universal Service Monitoring automatically detects all microservices across an organization's environment and provides instant visibility into their health and dependencies—all without any code changes.
•Network Monitoring. Network Performance Monitoring enables the analysis and visualization of the flow of network traffic in on-premise, cloud-based or hybrid environments, helping customers determine when the network is the root cause of an issue. Network Device Monitoring seamlessly consolidates monitoring and troubleshooting of network hardware, such as routers, firewalls, switches, load balancers, and other network devices.
•Incident Management. Incident Management allows users to declare incidents, investigate root cause and dependencies, collaborate around a shared view of the incident, follow to resolution, and auto-generate post-mortem documentations, all within the Datadog platform.
•Workflow Automation. Workflow Automation enables customers to easily automate and orchestrate processes across their tech stacks, with hundreds of out-of-the-box actions and dozens of customizable blueprints. Workflow Automation enables automated actions based on observability insights for faster incident remediation, proactive prevention, and improved security.
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
•Cloud Security Management. Cloud Security Management delivers vulnerability management, automated compliance checks, continuous posture management, real-time threat detection, identity risk assessments, and a comprehensive resource inventory across the entire cloud infrastructure, all in a unified platform for seamless collaboration and faster remediation. With a unified platform and real-time observability context,

DevOps and security teams can quickly remediate issues and continuously improve their organization's security posture.
•Application Security Management. Application Security Management (ASM) delivers continuous, real-time visibility into attacks that target customers' web applications, serverless applications, and APIs. ASM is automatically integrated with APM distributed traces and code-level context, empowering Dev, Ops, and security teams to build and run secure applications in production. Application Vulnerability Management continuously monitors customers' production environments for both code-level and open-source vulnerabilities.
•Cloud SIEM. Cloud SIEM (Security Information and Event Management) allows customers to detect threats in real time and investigate security signals across metrics, traces, logs, and other data. It provides the engineering organization, including Dev, Ops, and security teams, visibility into common data sources, in order to better operationalize IT security.
•Sensitive Data Scanner. Sensitive Data Scanner helps businesses meet compliance goals by discovering, classifying, and redacting sensitive data, in real-time and at scale. Datadog scans for patterns of sensitive data upon ingestion and then hashes or redacts it, following built-in or user-defined rules to support compliance with GDPR, HIPAA, CCPA, and more.
•CI Visibility. CI, or Continuous Integration, Visibility provides deep insight into the health and performance of customers' CI environment. Pipeline Visibility allows platform engineers to detect and find the root cause of slow or failing pipelines, builds, and jobs across all their CI providers in a single place. Test Visibility auto-instruments every test service to help developers detect and resolve slow, failing, and flaky tests.

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
As of December 31, 2023, we had approximately 2,400 employees in our sales and marketing organization, including sales development, field sales, sales engineering, technical solutions, business development, sales operations, sales strategy, customer success and marketing personnel. We intend to continue to invest in our sales and marketing capabilities to capitalize on our market opportunity.
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
Our research and development team consists of our software engineering, product management, development and site reliability engineering teams. As of December 31, 2023, we had approximately 2,400 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform and products.

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
Human Capital Management
Headcount
As of December 31, 2023, we had approximately 5,200 employees operating across 33 countries. Approximately 39% of our full-time employees as of that date were located outside of the United States, 36% of whom were located in France. In countries in which we operate, such as France, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Culture and Engagement
We strive to create a culture that promotes a healthy work-life balance, career growth, low drama, and a friendly office environment. As part of our commitment to our employees, we periodically assess our culture by conducting global engagement surveys to gain a better understanding of what is important to our employees. The areas in which we have been rated most favorable include employee pride and belief in Datadog's mission and purpose and alignment on how their work supports Datadog's goals and priorities.
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
As of December 31, 2023, we own thirty-seven patents globally, five patent applications pending for examination in the United States, three pending PCT applications, and six pending foreign patent applications. The pending U.S. patent applications, if issued, would be scheduled to expire between 2039 and 2043. Despite our pending patent applications, there can be no assurance that our patent applications will result in issued patents. As of December 31, 2023, we own seven registered trademarks in the United States and one hundred sixteen registered trademarks in various non-U.S. jurisdictions. However, as we have expanded internationally, we have been unable to register or obtain the exclusive right to use the Datadog trademark in certain jurisdictions, and as we continue to expand may face similar issues in other jurisdictions.
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
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, inflation, rising interest rates, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, such as the COVID-19 pandemic, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, such as the conflict in the Middle East, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. For example, the COVID-19 pandemic adversely affected workforces, economies and financial markets globally, leading to a reduction in the ability of, or the inability of, customers, partners, suppliers, vendors or other parties to meet their contractual obligations, and for a period of time, a reduction in customer spending on technology, and such conditions may reoccur in the future. The war in Ukraine and the related political and economic responses imposed on Russia such as sanctions, may also exacerbate these issues and trends especially in Europe. More recently, in response to persistently high inflation, the U.S. Federal Reserve has increased interest rates, which may reduce economic growth and cause companies to decrease spending on information technology. These types of unfavorable conditions could disrupt the timing of and attendance at key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted, our marketing investments, sales pipeline and ability to generate new customers and sales of our products could be negatively and adversely affected. Our competitors, many of which are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. The increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $2,128.4 million, $1,675.1 million and $1,028.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
•general administration.
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

We have experienced net losses in several recent fiscal years and as of December 31, 2023, we had an accumulated deficit of $153.7 million. While we have experienced significant revenue growth in recent periods and periods of profitability, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth and the expansion of our customer base. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to sustain profitability, the value of our business and Class A common stock may significantly decrease.
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
If we or our third-party service providers experience, or are unable to protect against cyber-attacks, ransomware, security incidents, or security breaches, or if unauthorized parties otherwise obtain access to or otherwise compromise our customers’ data, our data, or our platform and information technology systems, then our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities or additional expenses.

We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share personal information, confidential information and other information necessary to provide our services, to operate our business, for legal and marketing purposes, and for other business-related purposes.
Our platform and products involve the storage and transmission of data, including personal information, and security breaches or unauthorized access to our platform and products, or those of our third-party service providers, could result in the unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to sensitive information including our customers' data. Consequently, we may be subject to significant litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities. We have previously and may in the future become the target of cyber-attacks by third parties seeking to gain unauthorized access to and exfiltrate our or our customers’ data, including confidential and personal information, from certain of our infrastructure resources, or to disrupt our ability to provide our services. In addition, many of our employees are working remotely, which may pose additional data security risks (including, for example, an increase in phishing and malicious emails we began experiencing during 2020). The reliability and continuous availability of our platform is critical to our success. However, complex software such as ours can contain errors, defects, security vulnerabilities or software bugs that, despite testing by us, are difficult to detect and correct, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our platform are released. Real or perceived errors, defects, security vulnerabilities or software bugs in our products could result in reputational harm, reduce the demand for our products and expose us to breach of contract claims, regulatory fines and related liabilities.

We may use third-party service providers and sub-processors to help us deliver services to our customers. These vendors, such as cloud infrastructure providers, may store or process personal and confidential information for us or our customers. We use third-party technology, systems and services in a variety of contexts, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing and other functions. While we have taken steps to protect the confidential and personal information that we have access to, our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ data on our behalf could be breached or we could suffer a loss of our or our customers’ data. Our ability to monitor our third-party service providers’ data security is limited. Cyber-attacks, computer malware, viruses, employee mistakes or malfeasance, social engineering (including spear phishing), malicious code, denial-of-service attacks, credential harvesting and general hacking have become more prevalent in our industry, particularly against cloud services. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, loss of data (including customer data), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Despite the security controls we have in place, such attacks are very difficult to avoid.
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

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities on a timely basis. Among other things, our applications, systems, networks, software, other computer assets and physical facilities could be breached or could otherwise malfunction or fail, or the personal or confidential information that we store could be otherwise compromised due to employee error or malfeasance, if, for example, third parties fraudulently induce our employees or our members to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. Additionally, from time to time employees or service providers may inadvertently misconfigure resources or misdirect certain communications, leading to security vulnerabilities or incidents that we must then expend effort and incur expenses to correct.
We may have contractual and other legal obligations to notify relevant stakeholders of security incidents. For instance, most jurisdictions have enacted laws, such as the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. Such mandatory contractual and legal disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach, and any failure to provide appropriate notice may violate the terms of our customer contracts. Applicable laws, our contracts, our representations, or industry standards may require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A security breach could lead to claims by our customers, or other relevant stakeholders, that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. Further, there can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

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
To encourage awareness, usage, familiarity and adoption of our platform and products, we offer free trials and a free tier of our platform. These strategies may not be successful in leading customers to purchase our products, as users of our free tier may not lead to them or others within their organization purchasing and deploying our platform. To the extent that users do not become, or we are unable to successfully attract paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.
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
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, including those impacted by the COVID-19 pandemic, war in Ukraine and conflict in the Middle East;
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
Our ability to attract new users and customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products, increase adoption and usage of our products, and introduce new products and capabilities. The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. For example, some of our products use artificial intelligence, or AI, and machine learning, and we are making investments in expanding our artificial intelligence capabilities, which will require significant investment in infrastructure and personnel. However, AI technologies are complex and rapidly evolving in a changing competitive market and market acceptance of AI technologies remains uncertain, see “Industry and Competitive Risks—We use artificial intelligence in our products and services which may result in operational challenges, legal liability, reputational harm, competitive risks and regulatory concerns that could adversely affect our business and results of operations.” below. If we were unable to enhance our products and platform capabilities to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our products, our business, financial condition and results of operations could be adversely affected.
The success of our platform depends, in part, on its ability to be deployed in a self-service installation process. We currently offer more than 700 out-of-the-box integrations to assist customers in deploying Datadog, and we need to continuously modify and enhance our products to adapt to changes and innovation in existing and new technologies to maintain and grow our integrations. We expect that the number of integrations we will need to support will continue to expand as developers adopt new software platforms, and we will have to develop new versions of our products to work with those new platforms. This development effort may require significant engineering, sales and marketing resources, all of which would adversely affect our business. Any failure of our products to operate effectively with future infrastructure platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, financial condition and results of operations could be adversely affected.
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
We use artificial intelligence in our products and services which may result in operational challenges, legal liability, reputational harm, competitive risks and regulatory concerns that could adversely affect our business and results of operations.
We incorporate AI, including generative AI, into our products. These technologies are complex and rapidly evolving and building them requires significant investment in infrastructure and personnel with no assurance that we will realize the desired or anticipated benefits. Our competitors may more successfully incorporate AI into their products and achieve higher market acceptance of their AI solutions, which could impair our ability to compete effectively and adversely affect our results of operations.

We may also encounter new risks, challenges, and unintended consequences as a result of our use of AI. For example, the issue of intellectual property ownership and license rights surrounding AI technologies has not been fully addressed by U.S. courts or federal or state laws and regulations, and the incorporation of AI technologies into our products and services could expose us to intellectual property claims or mandatory compliance with open source software or other license terms. Our use of AI may also lead to novel cybersecurity or privacy risks which may adversely affect our operations and reputation. Various governments have proposed policy and regulatory responses to oversee the use of AI, including the EU’s Artificial Intelligence Act, which would apply beyond the European Union’s borders. Compliance with regulations as well as social and ethical standards relating to AI may require significant research and development costs as well as management and employee attention. Any actual or perceived failure to comply with these laws, regulations or ethical standards could include severe penalties, reputational harm, and slow adoption of AI in our products and services. In addition, our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or commercially unreasonable terms of service.
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
We and our third-party service providers are subject to stringent and changing laws, regulations, standards, and contractual obligations related to data privacy and security. Actual or perceived failure by us or our third-party service providers to comply with such laws, regulations, standards, or contractual obligations could harm our business.
We have legal, contractual and other applicable obligations regarding the protection and appropriate use of personal information, confidential information, and other proprietary information that we, our third-party service providers or other partners process. We are subject to a variety of federal, state, local and foreign laws, directives, regulations, and industry standards, relating to the collection, use, retention, security, disclosure, transfer and other processing of personal information. The regulatory framework for and users' expectations around privacy and security issues worldwide is rapidly evolving and as a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future resulting in possible significant operational costs for compliance and risk to our business. In addition, new technologies we use in our products or in our business, like AI and machine learning, may also subject us to new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results.

Internationally, nearly every jurisdiction in which we operate has established its own data security and privacy legal framework with which we, our third-party service providers, or our customers must comply. For example, the European Union's General Data Protection Regulation, or EU GDPR, contains numerous requirements and changes from previously existing law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies and data protection authorities. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, significant monetary fines, and private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In addition, Europe and other jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, the European Economic Area (EEA) and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and United Kingdom to the United States in compliance with law, such as the EEA standard contractual clauses, the United Kingdom’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the United Kingdom extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
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
If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe or elsewhere. Inability to import personal information from other jurisdictions to the United States may significantly and negatively impact our business operations, including by lowering sales on our platform due to the difficulty of establishing a lawful mechanism for personal information transfers out of Europe or other jurisdictions, or requiring us to increase our data processing capabilities in Europe or elsewhere at significant expense. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Additionally, European legislative proposals and present laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing. In the EU and the United Kingdom, regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem and requirements around consent. It is anticipated that the ePrivacy Regulation will replace the current national laws that implement the ePrivacy Directive that governs electronic communications. Outside of Europe, other laws and regulations, including legislative proposals, individual behavior and industry practices are increasingly resistant to the use of personal information to deliver targeted advertising, making certain online advertising activities more difficult and subject to additional scrutiny. For example, the California Consumer Privacy Act, or CCPA, grants California residents the right to opt-out of a company’s sharing of personal information for cross-context behavioral advertising purposes. Other comprehensive U.S. state privacy laws extend similar rights to residents. As a result of these developments, we may be required to change the way we market our products, which would impair our ability to reach new or existing customers.

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
The CCPA, which became effective on January 1, 2020, gives California residents (including consumers, employees, job applicants and business representatives) expanded rights to access and delete their personal information, opt out of the sale of personal information, and receive detailed information about how their personal information is used. The CCPA provides a private right of action and statutory damages for data breaches and may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. In addition, the amendments to the CCPA made by the California Privacy Rights Act, or the CPRA, went into effect on January 1, 2023. The CPRA amends the CCPA to give California residents the ability to limit the use of their sensitive information, provide additional penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. These changes to the CCPA could impact our business activities depending on how they are interpreted. These laws exemplify the vulnerability of our business to the evolving regulatory environment related to the protection of personal information. Other states have enacted or proposed comprehensive privacy laws as well. For example, privacy laws in Colorado, Connecticut, Utah and Virginia have recently gone into effect and similar laws in other states, such as Delaware, Indiana, Iowa, Montana, Oregon, Tennessee, and Texas have been enacted and are expected to go into effect over the next several years.
Because the interpretation and application of many privacy and data protection laws and regulations, along with contractually imposed industry standards are uncertain, it is possible that they may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and platform capabilities. If so, in addition to the possibility of fines, lawsuits, mass arbitration demands, regulatory investigations and imprisonment of company officials, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our products and platform capabilities, any of which could have an adverse effect on our business. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, or contractual obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and contractual obligations that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to these changing laws, regulations, and contractual obligations, our business may be harmed.
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
We may sell to U.S. federal, state, and local, as well as foreign, governmental agency customers, as well as to customers in highly regulated industries such as financial services, telecommunications and healthcare. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change which may restrict our ability to sell into the government sector until we are able to comply with the revised contracting requirements. Government demand and payment for our products are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products.
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
We are subject to risks related to our environmental, social, and governance practices and disclosures.
There is an increasing focus from regulators, certain investors and other stakeholders concerning environmental, social, and governance, or ESG, matters, both in the United States and internationally. In response, we are in the process of evaluating and developing our ESG practices. Any of our current or future ESG practices and initiatives, if any, could be difficult to achieve and costly to implement. Furthermore, if these practices are not perceived to be adequate, or if the initiatives and positions we take (or choose not to take) on ESG issues are unpopular with some of our employees, customers or potential customers, our reputation could be harmed, which could negatively impact our ability to attract or retain employees or customers.
Standards for tracking and reporting ESG matters continue to evolve. Our interpretation or application of frameworks and standards may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between us and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required by various regulators, and such standards may change over time, which could result in significant revisions to our ESG metrics. The costs of changing any of our current practices to comply with any new legal and regulatory requirements in the United States and elsewhere may be substantial.
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
As of December 31, 2023, we had NOL carryforwards for federal and state income tax purposes of approximately $148.9 million and $206.4 million, respectively, which may be available to offset taxable income in the future, and which expire in 2026 for state purposes if not utilized. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under current law, U.S. federal NOLs incurred in taxable years after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S.

federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. A lack of future taxable income would adversely affect our ability to utilize portions of these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
Our effective tax rate or tax liability could change due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including changes to IRC Section 174 under the U.S. Tax Cuts and Jobs Act and the Inflation Reduction Act;
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 30% for the year ended December 31, 2023. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of December 31, 2023, approximately 39% of our full-time employees were located outside of the United States, 36% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
•political instability, terrorist activities and military conflict, including the war in Ukraine and conflict in the Middle East;
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
Our sales contracts are denominated in U.S. dollars, and therefore, our revenue is not directly subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products and platform capabilities to our customers outside of the United States, which could adversely affect our results of operations. In addition, an increasing amount of our operating expenses are incurred outside the United States. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2023, our outstanding shares of Class B common stock represented approximately 46% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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
We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the completion of our initial public offering, or IPO, including our executive officers, employees and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have in the past imposed restrictions on including companies with multiple class share structures in certain of their indexes. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
Further, as of December 31, 2023, holders of a substantial number of shares of our capital stock have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business.
As a public company in the Unites States, we incur significant legal, accounting, insurance, and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies and these laws, requirements, rules and regulations are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. These rules and regulations contribute to increased legal and financial compliance costs and make some activities more time-consuming and costly.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Risk Management and Strategy

We utilize various processes and tools to assess, identify, and manage risks from cybersecurity threats. In the development of our products and features, our security teams work with our engineering and product teams to identify, assess, and agree upon mitigation or remediation measures with respect to product development. On an ongoing basis, we encourage an environment of openness in which our engineering and product teams, led by our security teams, proactively identify, manage and discuss actual or perceived cybersecurity risks. These teams also use automated and manual processes to identify and track risks from cybersecurity threats. The identified risks are triaged, prioritized for remediation, and reported by the security teams to various levels of our senior management, as appropriate. We also deploy technical safeguards that are designed to protect our platform and systems from cybersecurity threats, including firewalls, intrusion prevention, and detection systems. We have established an incident response plan that addresses our response to cybersecurity incidents, and we require periodic training for our employees on cybersecurity threats. In addition, we maintain cybersecurity insurance, however, the costs related to cybersecurity threats or disruptions may not be fully insured.

In addition, we maintain third-party vendor management standards that are used to evaluate cybersecurity risks associated with our third-party service providers, and we assess information technology and software vendors to determine their security posture and maturity. All vendors that process our data or access our systems go through a security and privacy review before they are engaged that is targeted to the services to be provided and the systems and data involved. Based on the information provided by the vendor and depending on the nature of the services provided, our vendor management process may involve security questionnaires and contractual obligations such as audit rights and breach reporting.

We also periodically perform various types of security audits and assessments, including penetration tests, via internal and external parties. In addition, certain Datadog products are subject to specific compliance requirements and standards, including, as applicable, ISO 27001, SOC 2, PCI, and FedRAMP (Low and Moderate), and are tested and evaluated by third-party auditors against those applicable compliance requirements and standards. The identified risks from such audits and assessments are triaged, prioritized, reported by our security teams to various levels of our senior management and tracked and remediated depending on the severity.

Our internal audit function conducts annual interviews across business groups to identify key areas of risk, including cybersecurity risk. This enterprise risk assessment helps inform the internal audit plan, and both the assessment and progress against the internal audit plan are periodically presented to the Audit Committee. Our Chief Information Security Officer also reports separately to our Audit Committee on cyber and information security risk on a quarterly basis.

We have previously and may in the future become the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our ability to provide our services. As a result, we have expended and plan to continue to expend significant resources in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities. Notwithstanding the measures and processes we take to manage cybersecurity risk, there is no guarantee that these measures and processes will be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For a description of the risks from cybersecurity threats that may materially affect the Company and how those risks may affect the Company, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including without limitation “Strategic and Operational Risks—If we or our third-party service providers experience, or are unable to protect against cyber-attacks, ransomware, security incidents, or security breaches, or if unauthorized parties otherwise obtain access to or otherwise compromise our customers’ data, our data, or our platform and information technology systems, then our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities or additional expenses.”

Governance

Our Board of Directors has delegated its oversight of risks associated with cybersecurity to its Audit Committee. Generally, each quarter, the Audit Committee reviews and discusses with our Chief Information Security Officer material cybersecurity risks and our processes for assessing, identifying, and managing such risks, and the Audit Committee will receive updates as necessary between each quarterly meeting. In the event of a material cybersecurity incident, the Audit Committee will be notified, and the Board of Directors will also receive updates on cybersecurity risks and incidents, as appropriate.

Our Chief Information Security Officer and Chief Technology Officer are the members of our executive team who are principally responsible for overseeing our cybersecurity risk management program. Our Chief Information Security Officer and Chief Technology Officer are informed about cybersecurity threats through their involvement with the processes set forth above. For example, our Chief Information Security Officer receives regular reports on identified cybersecurity risks and progress toward remediation from our security teams and both our Chief Information Security Officer and Chief Technology Officer are notified of cybersecurity incidents and the management of such incidents in accordance with the escalation procedures of our incident response plan.

We believe these members of our executive team have the appropriate expertise, background, and experience to manage risks arising from cybersecurity threats. Alexis Lê-Quôc is one of the co-founders of our company and has served as our Chief Technology Officer and a member of our board of directors since June 2010. Mr. Lê-Quôc has extensive knowledge and experience from building and leading the development of our technology and from his decades of experience in the technology industry. Prior to co-founding Datadog, Mr. Lê-Quôc worked at Wireless Generation from March 2004 to December 2010, where he most recently served as Director of Live Operations. Previously, Mr. Lê-Quôc held engineering positions at a number of technology and software companies, including IBM Research and France Télécom S.A. Mr. Lê-Quôc received his M.S. in Computer Science from CentraleSupélec. Emilio Escobar has served as our Chief Information Security Officer since September 2020. With two decades of experience in information security and compliance, Mr. Escobar has worked at large enterprises, medium-sized companies, and governmental organizations. Previously, Mr. Escobar served as the Vice President of Information Security for Hulu, where he played a pivotal role in setting up key security functions. Prior to that, Mr. Escobar worked for PlayStation, where he built and ran the software security teams. Mr. Escobar holds a BS in Computer Science from the University of Puerto Rico.
Item 2. Properties
Our current principal executive office is located in New York, New York and, as of December 31, 2023, it consists of approximately 238,000 square feet of space under leases that expire in June 2033.
We lease other offices around the world for our employees, including in Boston, Denver, San Francisco, Paris, Dublin, Amsterdam, Sydney, Tokyo, and Singapore.
We lease all of our facilities and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs.
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
As of February 15, 2024, there were 305,929,910 holders of record of our Class A common stock and 25,944,197 holders of record of our Class B common stock.
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
Recent Sales of Unregistered Equity Securities
During the year ended December 31, 2023, we issued 176,687 shares of Class A common stock as consideration in acquisitions. The issuance was deemed exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
The graph below shows a comparison, from September 19, 2019 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2023, of the cumulative total return to stockholders of our Class A common stock relative to the Nasdaq-100 Index, or the Nasdaq 100, and the Nasdaq Computer Index, or the Nasdaq Computer.

The graph assumes that $100 was invested in each of our Class A common stock, the Nasdaq 100 and the Nasdaq Computer at their respective closing prices on September 19, 2019 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.
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
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the fiscal years ended December 31, 2023 and 2022, and year-to-year comparisons between fiscal 2023 and fiscal 2022. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2021 and year-to-year comparisons between fiscal 2022 and fiscal 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 24, 2023.

Overview
Datadog is the observability and security platform for cloud applications.

Our SaaS platform integrates and automates infrastructure monitoring, application performance monitoring, log management, user experience monitoring, cloud security, and many other capabilities to provide unified, real-time observability and security for our customers’ entire technology stack. Datadog is used by organizations of all sizes and across a wide range of industries to enable digital transformation and cloud migration, drive collaboration among development, operations, security and business teams, accelerate time to market for applications, reduce time to problem resolution, secure applications and infrastructure, understand user behavior and track key business metrics.
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
As of December 31, 2023, we had $330.3 million in cash, cash equivalents and restricted cash and $2,252.6 million in marketable securities. We have grown rapidly in recent periods, with revenues for the fiscal years ended December 31, 2023, 2022 and 2021 of $2,128.4 million, $1,675.1 million, and $1,028.8 million, respectively, representing year-over-year growth of 27% from the fiscal year ended December 31, 2022 to the fiscal year ended December 31, 2023 and 63% from the fiscal year ended December 31, 2021 to the fiscal year ended December 31, 2022. Substantially all of our revenue is from subscription software sales. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net income (losses) of $48.6 million, $(50.2) million and $(20.7) million for the fiscal years ended December 31, 2023, 2022 and 2021, respectively. Our operating cash flow was $660.0 million, $418.4 million and $286.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our free cash flow was $597.5 million, $353.5 million and $250.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including rising inflation, the U.S. Federal Reserve raising interest rates, the Russian invasion of Ukraine, the conflict in the Middle East and the COVID-19 pandemic have led to economic uncertainty. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses. In recent quarters, we have seen slower usage growth from existing customers, which may be related to the uncertain macroeconomic environment.
Due to our subscription model, the effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. However, if economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see “Risk Factors” included in Part I, Item 1A of this report.
Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of December 31, 2023, we had approximately 27,300 customers spanning organizations of a broad range of sizes and industries, compared to approximately 23,200 as of December 31, 2022. Customers as of December 31, 2022 exclude customers from a then-recent acquisition, which did not contribute meaningful revenue during the fiscal year. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors, and the effectiveness of our marketing efforts.
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

Expanding Within Our Existing Customer Base
Our base of customers represents a significant opportunity for further sales expansion. As of December 31, 2023, we had approximately 3,190 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 86% of our ARR, up from 2,780 as of December 31, 2022, representing 85% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of December 31, 2023, our trailing 12-month dollar-based net retention rate was mid-110%'s. As of December 31, 2022, our trailing 12-month dollar-based net retention rate was mid-140%'s. The decline in our trailing 12-month dollar-based net retention rate was primarily attributable to slower usage growth from existing customers, which may be related to the uncertain macroeconomic environment. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the trailing 12-month dollar-based net retention rate. As the growth of our business has decelerated in recent quarters, our trailing 12-month dollar-based net retention rate has declined.
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
Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have demonstrated the success of our platform approach, through expansion beyond our initial infrastructure monitoring solution to include over 19 products. As of December 31, 2023, approximately 83% of our customers were using more than one product, up from approximately 81% a year earlier. Additionally, as of December 31, 2023, approximately 47% of our customers were using more than four products, up from approximately 42% a year earlier, and approximately 22% of our customers were using more than six products, up from approximately 18% a year earlier. We believe these metrics indicate strong expansion of product adoption across our platform.
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
Expanding Internationally

We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 30% and 28% of our total revenue for each of the years ended December 31, 2023 and 2022, respectively. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in EMEA and APAC. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, primarily in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue	$2,128,359	$1,675,100	$1,028,784
Cost of revenue (1)(2)(3)	409,908	346,743	234,245
Gross profit	1,718,451	1,328,357	794,539
Operating expenses:
Research and development (1)(3)	962,447	752,351	419,769
Sales and marketing (1)(2)(3)	609,276	495,288	299,497
General and administrative (1)(3)	180,192	139,413	94,429
Total operating expenses	1,751,915	1,387,052	813,695
Operating loss	(33,464)	(58,695)	(19,156)
Other income:
Interest expense (4)	(6,302)	(16,535)	(21,052)
Interest income and other income, net	100,001	37,160	21,786
Other income, net	93,699	20,625	734
Income (loss) before provision for income taxes	60,235	(38,070)	(18,422)
Provision for income taxes	11,667	12,090	2,323
Net income (loss)	$48,568	$(50,160)	$(20,745)
____________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$17,578	$10,827	$4,565
Research and development	313,096	237,120	101,942
Sales and marketing	101,937	76,735	35,035
General and administrative	49,689	38,472	22,195
Total	$482,300	$363,154	$163,737
____________________
(2)Includes amortization of acquired intangibles expense as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$8,041	$6,750	$3,792
Sales and marketing	825	825	600
Total	$8,866	$7,575	$4,392
_____________________
(3)Includes employer payroll taxes on employee stock transactions as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$364	$266	$345
Research and development	21,449	10,384	8,143
Sales and marketing	5,917	2,766	6,349
General and administrative	4,811	830	1,248
Total	$32,541	$14,246	$16,085
____________________
(4)Includes amortization of debt discount and issuance costs as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Interest expense	$3,388	$3,369	$3,349
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%
Cost of revenue	19	21	23
Gross profit	81	79	77
Operating expenses:
Research and development	45	45	41
Sales and marketing	29	30	29
General and administrative	8	8	9
Total operating expenses	82	83	79
Operating loss	(2)	(4)	(2)
Other income:
Interest expense	—	(1)	(2)
Interest income and other income, net	5	2	2
Other income, net	4	1	—
Income (loss) before provision for income taxes	3	(2)	(2)
Provision for income taxes	1	1	0
Net income (loss)	2%	(3)%	(2)%
_____________________
(1)Certain items may not total due to rounding.
Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,
	2023	2022	Change	% Change

Revenue	$2,128,359	$1,675,100	$453,259	27%

Revenue increased by $453.3 million or 27%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Approximately 65% of the increase in revenue was attributable to growth from existing customers, and the remaining 35% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Cost of revenue	$409,908	$346,743	$63,165	18%
Gross margin	81%	79%		2%
Cost of revenue increased by $63.2 million, or 18%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to an increase of $36.8 million in third-party cloud infrastructure hosting and software costs, an increase of $16.2 million in personnel expenses as a result of increased headcount, and an increase of $6.2 million in depreciation and amortization expense.
Our gross margin increased by 2% for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily as the result of revenue growth exceeding the growth of third-party cloud infrastructure provider costs due to cost savings.
Research and Development

	Year Ended December 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Research and development	$962,447	$752,351	$210,096	28%
Percentage of revenue	45%	45%
Research and development expense increased by $210.1 million, or 28%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to an increase of $194.5 million in personnel costs including allocated overhead costs for our engineering, product and design teams as a result of increased headcount and an increase of $14.1 million in cloud infrastructure-related investments.
Sales and Marketing

	Year Ended December 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Sales and marketing	$609,276	$495,288	$113,988	23%
Percentage of revenue	29%	30%
Sales and marketing expense increased by $114.0 million, or 23%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to an increase of $107.5 million in personnel costs including allocated overhead costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $5.4 million in advertising, sales, marketing and promotional activities.

General and Administrative

	Year Ended December 31,
	2023	2022	Change	% Change
	(dollars in thousands)
General and administrative	$180,192	$139,413	$40,779	29%
Percentage of revenue	8%	8%
General and administrative expense increased by $40.8 million, or 29%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to an increase in personnel costs including allocated overhead costs as a result of increased headcount, legal expenses, and other professional services.
Other Income, Net

	Year Ended December 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Other income, net	$93,699	$20,625	$73,074	354%
Percentage of revenue	4%	1%
Other income, net increased by $73.1 million, or 354% for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily driven by an increase of $68.5 million in interest income, mainly due to income earned from investments in marketable securities.
Liquidity and Capital Resources
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, hosting expenses, facility expenses, and marketing expenses. We have generated positive cash flows from operations during the years ended December 31, 2023, 2022, and 2021. When assessing sources of liquidity, we also include cash and cash equivalents of $330.3 million and marketable securities of $2.3 billion as of December 31, 2023. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support our cash requirements for the next 12 months and beyond.
Our working capital requirements principally consist of workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancellable and non-cancelable licenses and services arrangements that are integral to our business operations, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $485.0 million and $347.1 million, respectively, as of December 31, 2023, due primarily over the next five years. Purchase commitments for business operations are primarily related to cloud hosting and other software-based services.

We have also issued long-term debt to finance our business. In June 2020, we issued $747.5 million aggregate principal amount of the 2025 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the sale of the 2025 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $730.2 million. The principal and future interest payments related to our 2025 Notes are $749.0 million.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash provided by operating activities	$659,954	$418,407
Cash used in investing activities	(731,365)	(384,670)
Cash provided by financing activities	58,279	36,023
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2023 increased $241.5 million compared to the year ended December 31, 2022, primarily driven by an increase in non-cash charges of $104.6 million, an increase in deferred revenue of $62.3 million, and an increase in accounts payable of $59.1 million. The increase in non-cash charges related primarily to an increase of $119.1 million in stock-based compensation as we continued to increase headcount to support the growth of the business. The increase in cash provided by operating activities was partially offset by a decrease in accrued expenses and other liabilities of $78.1 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 increased by $346.7 million compared to the year ended December 31, 2022, primarily driven by a increase in the investment in marketable securities of $1,144.3 million, partially offset by an increase in proceeds from maturities of marketable securities of $726.8 million.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 increased by $22.3 million compared to the year ended December 31, 2022, primarily due to an increase in proceeds from the issuance of Class A common stock under the ESPP of $11.3 million and an increase in proceeds from the exercise of stock options of $10.9 million.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for each of the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by operating activities	$659,954	$418,407	$286,545
Less: Purchases of property and equipment	(27,586)	(35,261)	(9,956)
Less: Capitalized software development costs	(34,820)	(29,628)	(26,069)
Free cash flow	$597,548	$353,518	$250,520

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
Interest Rate Risk
As of December 31, 2023, we had $295.4 million in cash equivalents, and $2.3 billion in marketable securities, which consisted of corporate debt securities, commercial paper, certificates of deposit, U.S. government treasury securities, and U.S. government agency securities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of December 31, 2023, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
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

Item 8. Financial Statements and Supplementary Data
DATADOG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Datadog, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Datadog, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 23, 2024
We have served as the Company's auditor since 2016.

DATADOG, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$330,339	$338,985
Marketable securities	2,252,559	1,545,341
Accounts receivable, net of allowance for credit losses of $12,096 and $5,626 as of December 31, 2023 and 2022, respectively	509,279	399,551
Deferred contract costs, current	44,938	33,054
Prepaid expenses and other current assets	41,022	27,303
Total current assets	3,178,137	2,344,234
Property and equipment, net	171,872	125,346
Operating lease assets	126,562	87,629
Goodwill	352,694	348,277
Intangible assets, net	9,617	16,365
Deferred contract costs, non-current	73,728	55,338
Restricted cash	—	3,303
Other assets	23,462	24,360
TOTAL ASSETS	$3,936,072	$3,004,852
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,712	$23,474
Accrued expenses and other current liabilities	127,631	171,158
Operating lease liabilities, current	21,974	22,092
Deferred revenue, current	765,735	543,024
Total current liabilities	1,003,052	759,748
Operating lease liabilities, non-current	138,128	76,582
Convertible senior notes, net	742,235	738,847
Deferred revenue, non-current	21,210	12,944
Other liabilities	6,093	6,226
Total liabilities	1,910,718	1,594,347
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of December 31, 2023 and 2022; 305,395,175 and 293,573,825 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3	3
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of December 31, 2023 and 2022; 25,684,571 and 25,616,018 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	2,181,267	1,625,190
Accumulated other comprehensive loss	(2,218)	(12,422)
Accumulated deficit	(153,698)	(202,266)
Total stockholders’ equity	2,025,354	1,410,505
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,936,072	$3,004,852
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$2,128,359	$1,675,100	$1,028,784
Cost of revenue	409,908	346,743	234,245
Gross profit	1,718,451	1,328,357	794,539
Operating expenses:
Research and development	962,447	752,351	419,769
Sales and marketing	609,276	495,288	299,497
General and administrative	180,192	139,413	94,429
Total operating expenses	1,751,915	1,387,052	813,695
Operating loss	(33,464)	(58,695)	(19,156)
Other income:
Interest expense	(6,302)	(16,535)	(21,052)
Interest income and other income, net	100,001	37,160	21,786
Other income, net	93,699	20,625	734
Income (loss) before provision for income taxes	60,235	(38,070)	(18,422)
Provision for income taxes	11,667	12,090	2,323
Net income (loss)	$48,568	$(50,160)	$(20,745)
Net income (loss) attributable to common stockholders	$48,568	$(50,160)	$(20,745)
Basic net income (loss) per share	$0.15	$(0.16)	$(0.07)
Diluted net income (loss) per share	$0.14	$(0.16)	$(0.07)
Weighted average shares used in calculating basic net income (loss) per share:	324,033	315,410	309,048
Weighted average shares used in calculating diluted net income (loss) per share:	350,292	315,410	309,048
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$48,568	$(50,160)	$(20,745)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,050	(1,322)	(1,853)
Unrealized gain (loss) on available-for-sale marketable securities	9,154	(7,270)	(4,264)
Other comprehensive income (loss)	10,204	(8,592)	(6,117)
Comprehensive income (loss)	$58,772	$(58,752)	$(26,862)
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2020	305,880,063	$3	$1,103,305	$2,287	$(148,163)	$957,432
Effect of adoption of ASU 2020-06	—	—	(173,070)	—	16,802	(156,268)
BALANCE—January 1, 2021	305,880,063	3	930,235	2,287	(131,361)	801,164
Issuance of common stock upon exercise of stock options	5,109,688	—	14,941	—	—	14,941
Vesting of early exercised stock options	—	—	566	—	—	566
Vesting of restricted stock units	1,483,639	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	600,176	—	57,720	—	—	57,720
Issuance of common stock under the Employee Stock Purchase Plan	291,871	—	20,278	—	—	20,278
Stock-based compensation	—	—	173,397	—	—	173,397
Change in accumulated other comprehensive loss	—	—	—	(6,117)	—	(6,117)
Net loss	—	—	—	—	(20,745)	(20,745)
BALANCE—December 31, 2021	313,365,437	$3	$1,197,136	$(3,830)	$(152,106)	$1,041,203
Issuance of common stock upon exercise of stock options	2,687,334	—	9,970	—	—	9,970
Vesting of early exercised stock options	—	—	33	—	—	33
Vesting of restricted stock units	2,492,535	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	327,662	—	14,019	—	—	14,019
Issuance of common stock under the Employee Stock Purchase Plan	316,875	—	26,025	—	—	26,025
Stock-based compensation	—	—	378,007	—	—	378,007
Change in accumulated other comprehensive loss	—	—	—	(8,592)	—	(8,592)
Net loss	—	—	—	—	(50,160)	(50,160)
BALANCE—December 31, 2022	319,189,843	$3	$1,625,190	$(12,422)	$(202,266)	$1,410,505
Issuance of common stock upon exercise of stock options	6,455,931	—	20,924	—	—	20,924
Vesting of restricted and performance stock units	4,794,318	—	—	—	—	—
Issuance (retirement) of restricted shares of common stock from acquisitions	122,224	—	1,886	—	—	1,886
Issuance of common stock under the Employee Stock Purchase Plan	517,430	—	37,370	—	—	37,370
Stock-based compensation	—	—	495,897	—	—	495,897
Change in accumulated other comprehensive income	—	—	—	10,204	—	10,204
Net income	—	—	—	—	48,568	48,568
BALANCE—December 31, 2023	331,079,746	$3	$2,181,267	$(2,218)	$(153,698)	$2,025,354
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$48,568	$(50,160)	$(20,745)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,465	34,629	22,938
(Accretion) amortization of (discounts) premiums on marketable securities	(41,621)	4,726	16,236
Amortization of debt discount and issuance costs	3,388	3,369	3,349
Amortization of deferred contract costs	39,207	28,003	17,866
Stock-based compensation, net of amounts capitalized	482,300	363,154	163,737
Non-cash lease expense	26,382	21,416	17,201
Allowance for credit losses on accounts receivable	11,933	5,215	2,311
Loss on disposal of property and equipment	706	1,662	274
Changes in operating assets and liabilities:
Accounts receivable, net	(121,661)	(135,701)	(107,112)
Deferred contract costs	(69,481)	(51,098)	(42,775)
Prepaid expenses and other current assets	(13,508)	(6,565)	(737)
Other assets	1,018	(5,179)	(2,627)
Accounts payable	57,773	(1,286)	3,078
Accrued expenses and other liabilities	(40,489)	37,578	37,270
Deferred revenue	230,974	168,644	176,281
Net cash provided by operating activities	659,954	418,407	286,545

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(2,558,013)	(1,413,717)	(1,125,519)
Maturities of marketable securities	1,864,557	1,137,724	1,046,560
Proceeds from sale of marketable securities	36,995	2,090	67,749
Purchases of property and equipment	(27,586)	(35,261)	(9,956)
Capitalized software development costs	(34,820)	(29,628)	(26,069)
Cash paid for acquisition of businesses; net of cash acquired	(12,498)	(45,878)	(226,505)
Net cash used in investing activities	(731,365)	(384,670)	(273,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	20,909	10,001	14,907
Proceeds from issuance of common stock under the employee stock purchase plan	37,370	26,025	20,278
Employee payroll taxes paid related to net share settlement under the employee stock purchase plan	—	—	(245)
Repayments of convertible senior notes	—	(3)	—
Net cash provided by financing activities	58,279	36,023	34,940

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,183	(1,935)	(1,993)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(11,949)	67,825	45,752
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	342,288	274,463	228,711
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$330,339	$342,288	$274,463

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$16,505	$1,595	$1,486

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$7,046	$972	$1,746
Stock-based compensation included in capitalized software development costs	$13,597	$14,853	$9,660
Vesting of early exercised options	$—	$33	$566
Issuance of restricted shares of common stock for the acquisition of businesses	$1,886	$14,019	$57,720
Acquisition holdback	$750	$8,123	$5,555

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOW IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$330,339	$338,985	$270,973
Restricted cash	—	3,303	3,490
Total cash, cash equivalents and restricted cash	$330,339	$342,288	$274,463
See accompanying notes to consolidated financial statements.

DATADOG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Description of Business
Datadog, Inc. (“Datadog” or the “Company”) was incorporated in the State of Delaware on June 4, 2010. The Company is the observability and security platform for cloud applications. The Company’s SaaS platform integrates and automates infrastructure monitoring, application performance monitoring, log management, user experience monitoring, cloud security, and many other capabilities to provide unified, real-time observability and security of its customers’ entire technology stack. The Company is headquartered in New York City and has various other global office locations.
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
Foreign Currency Translation
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company is USD, and the functional currency of the Company’s subsidiaries is generally the local currency of the jurisdiction in which the foreign subsidiary is located. The assets and liabilities of the Company’s subsidiaries are translated to USD at exchange rates in effect at the balance sheet date. All income statement accounts are translated at monthly average exchange rates. Resulting foreign currency translation adjustments are recorded directly in accumulated other comprehensive loss as a separate component of stockholders’ equity.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income, net in the accompanying consolidated statements of operations when realized and have not been material for any of the periods presented.

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
Revenue is recognized when control of these services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services. The Company determined an output method, recognition over time, to be the most appropriate measure of progress because it most faithfully represents when the value of the services is simultaneously received and consumed by the customer, and control is transferred.
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
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period.

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
On January 1, 2021, the Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU No. 2020-06”). As a result of the adoption, the debt conversion option of $177.2 million and debt issuance costs of $4.1 million previously attributable to the equity component are no longer presented in equity. Similarly, the debt discount, that is equal to the carrying value of the embedded conversion feature upon issuance, is no longer amortized into income as interest expense over the life of the instrument. This resulted in a $16.8 million decrease to the opening balance of accumulated deficit, a $173.1 million decrease to the opening balance of additional paid-in capital and a $156.3 million increase to the opening balance of convertible senior notes, net on the consolidated balance sheet.
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
Sales and Marketing Costs
Sales and marketing costs consist primarily of personnel costs for the Company’s sales and marketing organization, including stock-based compensation and commissions, costs of general marketing and promotional activities, including the free tier and introductory trials of the Company’s products, travel-related expenses, amortization of acquired customer relationships, and allocated overhead costs.
Advertising Costs
Advertising costs are expensed as incurred and were approximately $21.8 million, $25.5 million and $20.8 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in sales and marketing expense in the accompanying consolidated statement of operations.
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
Stock-Based Compensation
The Company recognizes and measures compensation expense for all stock-based payment awards granted to employees, directors, and nonemployees, including stock options, restricted stock units (“RSUs”), performance-based awards (“PSUs”), and the employee stock purchase plan (the “ESPP”) based on the fair value of the awards on the date of grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The determination of the grant date fair value using an option-pricing model is affected by the estimated fair value of the Company’s Class A common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The fair value of RSUs and PSUs is determined by the closing price on the date of grant of the Company’s Class A common stock, as reported on The Nasdaq Global Select Market. The Company estimates the fair value of the rights to acquire stock under the ESPP using the Black-Scholes option pricing model. Stock-based compensation for stock options and RSUs is recognized on a straight-line basis over the requisite service period and account for forfeitures as they occur. Stock-based compensation for PSUs is amortized under the accelerated attribution method and may be adjusted over the vesting period based on interim estimates of performance against pre-set objectives. PSUs will vest upon achievement of specified performance targets and subject to continuous service through the applicable vesting dates. The compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied and the Company accounts for forfeitures as they occur.
The Company also has certain options that have performance-based vesting conditions; stock-based compensation expense for such awards is recognized on a straight-line basis from the time the vesting condition is likely to be met through the time the vesting condition has been achieved.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of money market funds, corporate debt securities, and U.S. government treasury securities.
Marketable Securities
The Company’s marketable securities consist of corporate debt securities, commercial paper, certificates of deposit, U.S. government treasury securities, and U.S. government agency securities. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its marketable securities within current assets on the consolidated balance sheet.
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
Geographical Information - Long-Lived Assets
As of December 31, 2023, and 2022, 67% and 66% of the Company’s long-lived assets were located in the United States and 33% and 34% were located outside of the United States, primarily in EMEA, respectively.
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
Deferred Contract Costs
Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. There are no sales commissions earned on renewals. These costs are deferred and then amortized over a period of benefit which is determined to be 4 years. The Company determined the period of benefit by taking into consideration the length of terms in its customer contracts, life of the technology and other factors. Amounts expected to be recognized within one year of the balance sheet date are recorded as deferred contract costs, current; the remaining portion is recorded as deferred contract costs, non-current, in the consolidated balance sheets. Deferred contract costs are periodically analyzed for impairment. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations.
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
Goodwill is not amortized but rather tested for impairment at least annually on October 1, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the quantitative assessment results in the carrying value exceeding the fair value, in which case an impairment charge is recorded to the extent the carrying value exceeds the fair value. The Company did not recognize any impairment of goodwill during the years ended December 31, 2023, 2022 or 2021.
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
Net Income (Loss) Per Share Attributable to Common Stockholders
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of Class A common stock and Class B common stock (together “common stock”) outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income (loss) per share by application of the two-class method. During the periods when the Company is in a net loss position, the net loss attributable to common stockholders was not allocated to the unvested common stock under the two-class method as these securities do not have a contractual obligation to share in the Company’s losses.
Accounting Pronouncements Recently Adopted
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”), which intends to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. It is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The Company early adopted ASU No. 2021-08 on January 1, 2022 on a prospective basis with no material impact on the Company's consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU No. 2023-07”), which intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”), which intends to increase the transparency of income tax disclosures, particularly the rate reconciliation table and disclosures about income taxes paid. For public business entities, it is effective for annual periods beginning after December 15, 2024, and interim periods beginning after December 15, 2025, with early adoption permitted. The Company has not early adopted ASU No. 2023-09 as of December 31, 2023 and is evaluating its impact.
3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheet as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$776,323	$770	$(1,140)	$775,953
Commercial paper	605,291	570	(75)	605,786
U.S. government treasury securities	460,854	390	(1,399)	459,845
Certificates of deposit	264,405	335	(15)	264,725
U.S. government agency securities	146,611	—	(361)	146,250
Marketable securities	$2,253,484	$2,065	$(2,990)	$2,252,559

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$813,598	$64	$(7,554)	$806,108
Commercial paper	357,030	64	(821)	356,273
Certificates of deposit	174,080	37	(587)	173,530
U.S. government treasury securities	120,977	—	(1,099)	119,878
U.S. government agency securities	89,718	12	(178)	89,552
Marketable securities	$1,555,403	$177	$(10,239)	$1,545,341
Interest receivable of $15.1 million and $8.1 million is included in Prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2023 and 2022, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of December 31, 2023 and 2022 because such potential losses were not material.
As of December 31, 2023, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$1,799,542
Due in one year through five years	453,017
Total	$2,252,559
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

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$240,909	$—	$—	$240,909
Corporate debt securities	—	484	—	484
U.S. government treasury securities	—	53,972	—	53,972
Marketable Securities:
Corporate debt securities	—	775,953	—	775,953
Commercial paper	—	605,786	—	605,786
Certificates of deposit	—	264,725	—	264,725
U.S. government treasury securities	—	459,845	—	459,845
U.S. government agency securities	—	146,250	—	146,250
Total financial assets	$240,909	$2,307,015	$—	$2,547,924

	Fair Value Measurement as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$302,902	$—	$—	$302,902
Corporate debt securities	—	2,493	—	2,493
Marketable Securities:
Corporate debt securities	—	806,108	—	806,108
Commercial paper	—	356,273	—	356,273
Certificates of deposit	—	173,530	—	173,530
U.S. government treasury securities	—	119,878	—	119,878
U.S. government agency securities	—	89,552	—	89,552
Total financial assets	$302,902	$1,547,834	$—	$1,850,736
The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents. The Company uses quoted prices in active markets for assets to determine the fair value of its Level 1 investments in money market funds. The Company classifies its commercial paper, corporate debt securities, certificates of deposit, U.S. government treasury securities, and Non-U.S. government securities within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.
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

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Computers and equipment	$35,736	$33,376
Furniture and fixtures	17,202	13,315
Leasehold improvements	55,111	27,683
Capitalized software development costs	192,691	134,890
Total property and equipment	$300,740	$209,264
Less: accumulated depreciation and amortization	(128,868)	(83,918)
Total property and equipment, net	$171,872	$125,346
As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Internal-Use Software Development Costs, the Company capitalizes costs related to the development of computer software for internal-use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $35.6 million, $27.0 million, and $18.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
6. Acquisitions, Intangible Assets and Goodwill
2023 Acquisitions
During the year ended December 31, 2023, the Company entered into three purchase agreements for acquisitions of businesses, each of which were accounted for as business combinations in accordance with ASC 805, Business Combinations. The Company does not consider these acquisitions to be material, individually or in aggregate. The total purchase price was allocated to intangible assets in the amount of $2.1 million and goodwill in the amount of $3.5 million based on the respective estimated fair values. The resulting goodwill from each of the agreements is not deductible for income tax purposes. Pro forma results of operations from these acquisitions have not been presented because they were not material to the consolidated results of operations.
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
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$24,995	$(16,428)	$8,567	3 years
Customer relationships	3,300	(2,250)	1,050	4 years
Total	$28,295	$(18,678)	$9,617

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$24,460	$(9,970)	$14,490	3 years
Customer relationships	3,300	(1,425)	1,875	4 years
Total	$27,760	$(11,395)	$16,365
Intangible amortization expense was approximately $8.9 million, $7.6 million and $4.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization of developed technology and customer relationships are included in cost of revenue and sales and marketing expense, respectively, on the Company’s consolidated statement of operations and comprehensive loss.
As of December 31, 2023, future amortization expense by year is expected to be as follows (in thousands):

Amount
2024	$6,489
2025	2,597
2026	531
Total	$9,617
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2022	$348,277
2023 Acquisitions	3,540
Foreign currency translation adjustments	877
Balance as of December 31, 2023	$352,694

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued cloud hosting and infrastructure expenses (1)	$13,783	$73,566
Accrued compensation and commissions	61,541	46,736
Other tax liability and sales tax	30,775	25,818
Other accrued expenses	21,532	25,038
Total accrued expenses and other current liabilities	$127,631	$171,158
_____________________
1)Due to the timing of when invoices are received, accounts payable on the consolidated balance sheets includes cloud hosting and infrastructure expenses of $70.2 million and $12.6 million for the years ended December 31, 2023 and 2022, respectively.
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

During the three months ended December 31, 2023, the conditional conversion feature of the 2025 Notes was not triggered as the last reported sale price of the Company’s Class A common stock was not greater than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter ended December 31, 2023. Therefore the 2025 Notes are not convertible, in whole or in part, at the option of the holders between January 1, 2024 through March 31, 2024. Whether the 2025 Notes will be convertible in future periods will depend on the continued satisfaction of this condition or another conversion condition.
When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Since the issuance of the 2025 Notes, the Company received and settled an immaterial amount of conversion notices from the holders in cash. As of December 31, 2023, the 2025 Notes were classified as long-term debt on the Company's consolidated balance sheet.
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
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	December 31, 2023	December 31, 2022
Convertible senior notes, net:
Principal	$747,496	$747,496
Unamortized debt issuance costs	(5,261)	(8,649)
Net carrying amount	$742,235	$738,847
As of December 31, 2023, the total estimated fair value of the 2025 Notes was approximately $1,050.2 million. The fair value was determined based on the closing trading price or quoted market price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates.
The following table sets forth the interest expense related to the 2025 Notes for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Contractual interest expense	$934	$934	$934
Amortization of issuance costs	3,388	3,369	3,349
Total	$4,322	$4,303	$4,283
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
9. Commitments and Contingencies
The Company enters into non-cancelable purchase commitments and operating leases in the normal course of business. Non-cancelable purchase commitments for business operations and operating lease obligations total $485.0 million and $347.1 million, respectively, as of December 31, 2023, due primarily over the next 5 years. Purchase commitments for business operations are primarily related to cloud hosting and other software-based services.
The Company also issued long-term debt to finance the business. The principal and future interest payments related to the 2025 Notes are $749.0 million.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for administrative costs of the 401(k) plan and beginning on January 1, 2022, the Company began making matching contributions to the 401(k) plan. For the years ended December 31, 2023 and 2022, the Company incurred expense of $6.3 million and $5.7 million for matching contributions, respectively. The Company did not make any matching contributions to the 401(k) plan for the year ended December 31, 2021.
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
10. Leases
The Company has entered into various non-cancelable operating leases for its facilities expiring between 2024 and 2033. Certain lease agreements contain an option for the Company to renew a lease for a term of up to three years or an option to terminate a lease early within one year. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.
Rent expense for the years ended December 31, 2023, 2022 and 2021 was $43.5 million, $34.0 million, and $23.8 million, respectively.
The Company recorded $0.9 million, $1.0 million, and $1.0 million in sub-lease income for the years ended December 31, 2023, 2022 and 2021, respectively. Sub-lease income is recorded as a credit to rent expense.
The components of lease cost recognized within the Company’s consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost (1)	$34,670	$25,212	$20,198
Short-term lease cost	8,797	8,739	3,609
_____________________
1)Includes non-cash lease expense of $26.4 million, $21.4 million, and $17.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities	$13,273	$24,752	$20,741
Operating lease assets obtained in exchange for new lease liabilities	61,594	48,404	17,476
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
2024	$17,995
2025	34,234
2026	31,050
2027	27,747
2028	24,479
Thereafter	73,102
Total lease payments	$208,607
Less: imputed interest	(48,505)
Present value of lease liabilities	$160,102
As of December 31, 2023, the Company had various operating leases that had not yet commenced, which are excluded from the table above. The operating leases will commence between fiscal year 2024 and 2025 with total undiscounted future payments of $138.5 million and a weighted-average lease term of 9 years.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	6.7	6.2
Weighted average discount rate	6.00%	5.12%

11. Revenue
Geographical Information

Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2023	2022	2021
North America (1)	$1,487,319	$1,200,719	$736,218
International	641,040	474,381	292,566
Total	$2,128,359	$1,675,100	$1,028,784

1)Includes revenue from the United States of $1,411.0 million, $1,134.1 million, and $691.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Other than the United States, no other individual country accounted for 10% or more of total revenue for the years ended December 31, 2023, 2022, or 2021.
Accounts Receivable
As of December 31, 2023 and 2022, unbilled accounts receivable of approximately $61.2 million and $60.0 million, respectively, was included in accounts receivable on the Company’s consolidated balance sheets.
During the years ended December 31, 2023 and 2022, the Company charged $5.5 million and $2.7 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Deferred Revenue and Remaining Performance Obligations
Revenue recognized during the years ended December 31, 2023, 2022 and 2021 which was included in the deferred revenue balances at the beginning of each respective period, was $525.5 million, $374.6 million, and $206.6 million.
As of December 31, 2023, and 2022, the aggregate transaction price allocated to remaining performance obligations was $1,839.4 million and $1,057.2 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Deferred Contract Costs
Deferred contract costs on the Company’s consolidated balance sheets were $118.7 million and $88.4 million as of December 31, 2023 and 2022, respectively. Amortization expense was $39.2 million, $28.0 million and $17.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
During the year ended December 31, 2023, 2,016,413 shares of Class B common stock were converted into Class A common stock.
As of December 31, 2023, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 305,395,175 shares of Class A common stock and 25,684,571 shares of Class B common stock were issued and outstanding.

As of December 31, 2023 and 2022, the Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2023	2022
Options, RSUs and PSUs outstanding	25,741,136	30,930,540
Shares available for future grants	73,189,660	63,291,013
Shares subject to the employee stock purchase plan	17,481,059	14,806,591
Total shares of common stock reserved for future issuance	116,411,855	109,028,144
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Company's initial public offering (“the IPO”), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of December 31, 2023, there were 12,054,709 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and performance stock units (“PSUs”) and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants, and advisors of the Company. As of December 31, 2023, there were 73,189,660 shares available for grant under the 2019 Plan.
Stock Options
The following table summarizes the Company's stock option activity and weighted-average exercise prices:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance—December 31, 2022	18,551,857	$3.24	4.4	$1,303,464
Options granted	—	—
Options exercised	(6,455,931)	3.24
Options forfeited or expired	(18,291)	5.50
Balance—December 31, 2023	12,077,635	$3.24	3.4	$1,426,912
Exercisable—December 31, 2023	12,074,409	$3.23	3.4	$1,426,607
As of December 31, 2023, there were 22,926 shares of Class A common stock and 12,054,709 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2022, there were 28,557 shares of Class A common stock and 18,523,300 shares of Class B common stock issuable upon the exercise of options outstanding.
Approximately all compensation cost related to unvested awards was recognized as of December 31, 2023. Compensation cost related to unvested awards not yet recognized was approximately $10.1 million as of December 31, 2022. The weighted-average period over which this compensation cost related to unvested employee awards will be recognized is 1.0 year and 0.6 years as of December 31, 2023 and December 31, 2022, respectively.
There were no options granted during the years ended December 31, 2023, 2022 and 2021. The Company received approximately $20.9 million, $10.0 million and $14.9 million in cash proceeds from options exercised during the years ended December 31, 2023, 2022 and 2021, respectively. The intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was approximately $565.9 million, $301.6 million and $579.6 million, respectively. The aggregate fair value of options vested during the years ended December 31, 2023, 2022 and 2021 was $12.5 million, $23.9 million and $28.1 million, respectively.

Restricted Stock Units, Restricted Stock and Performance Stock Units
The following table summarizes the activity for the Company’s unvested RSUs and PSUs:

	Shares	Weighted-Average Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested and outstanding balance as of December 31, 2022	12,378,683	$106.19	$909,833
Awarded	7,382,006	89.09
Vested	(4,794,318)	101.02
Forfeited/canceled	(1,302,870)	102.42
Unvested and outstanding balance as of December 31, 2023	13,663,501	$99.13	$1,658,476
The Company issued a total of 122,224 shares of restricted Class A common stock in connection with acquisitions, net of shares retired, during the year ended December 31, 2023, which are subject to service-based vesting conditions over approximately four years from the respective grant dates.
Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $1,187.3 million and $1,151.1 million as of December 31, 2023 and December 31, 2022, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares of common stock will be recognized is 2.8 years and 2.9 years as of December 31, 2023 and December 31, 2022, respectively.
Total compensation cost related to unvested PSUs not yet recognized was approximately $25.1 million and $19.0 million as of December 31, 2023, and December 31, 2022, respectively. The weighted-average period over which this compensation cost related to unvested PSUs will be recognized is 1.3 years and 1.4 years as of December 31, 2023, and December 31, 2022, respectively. There were no PSUs outstanding during the year ended December 31, 2021.
Stock-Based Compensation
Stock-based compensation was included in the consolidated statement of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$17,578	$10,827	$4,565
Research and development	313,096	237,120	101,942
Sales and marketing	101,937	76,735	35,035
General and administrative	49,689	38,472	22,195
Stock-based compensation, net of amounts capitalized	482,300	363,154	163,737
Capitalized stock-based compensation	13,597	14,853	9,660
Total stock-based compensation	$495,897	$378,007	$173,397
Employee Stock Purchase Plan
In September 2019, the Board adopted and approved the 2019 ESPP, which became effective on the date of the final prospectus for the Company’s IPO.
The ESPP is implemented through a series of offerings under which eligible employees are granted purchase rights to purchase shares of the Company’s Class A common stock on specified dates during such offerings. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Historically offering periods have been approximately 6 months. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP.
The Company recognized $16.0 million, $11.2 million, and $7.6 million of stock-based compensation expense related to the ESPP during the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, and 2022, $6.6 million and $6.0 million, respectively has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions.
During the years ended December 31, 2023, 2022, and 2021, the Company issued 517,430, 316,875, and 291,871 shares of Class A common stock under the ESPP. As of December 31, 2023, 17,481,059 shares of Class A common stock remain available for grant under the ESPP.
Total compensation cost related to the ESPP not yet recognized was approximately $6.8 million and $7.1 million as of December 31, 2023 and 2022, respectively. The weighted average period over which this compensation cost will be recognized is 0.4 years as of December 31, 2023 and 2022, respectively.
13. Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest income	$103,459	$34,931	$21,412
Other (loss) income, net	(3,458)	2,229	374
Interest income and other income, net	$100,001	$37,160	$21,786

14. Income Taxes
Income Taxes—For financial reporting purposes, income (loss) before income taxes, includes the following components (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$42,811	$(76,694)	$(29,617)
Foreign	17,424	38,624	11,195
Income (loss) before income taxes	$60,235	$(38,070)	$(18,422)
Total income taxes allocated to operations for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

2023	Current	Deferred	Total
Federal	$(261)	$—	$(261)
State	2,551	—	2,551
Foreign	10,262	(885)	9,377
Total	$12,552	$(885)	$11,667

2022	Current	Deferred	Total
Federal	$3,122	$—	$3,122
State	183	—	183
Foreign	9,179	(394)	8,785
Total	$12,484	$(394)	$12,090

2021	Current	Deferred	Total
Federal	$232	$—	$232
State	44	—	44
Foreign	2,091	(44)	2,047
Total	$2,367	$(44)	$2,323

Tax Rate Reconciliation—Income tax expense was $11.7 million, $12.1 million and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2023, 2022 and 2021, to pretax income (loss) from operations as a result of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax expense at federal statutory rate	$12,650	$(7,995)	$(3,868)
Meals and entertainment	1,957	1,717	416
State taxes (net of federal benefit)	1,090	140	18
Net change in valuation allowance	68,770	25,573	62,173
Uncertain tax positions	(94)	3	(728)
U.S. tax costs on international operations	2,037	5,722	1,478
Foreign taxes	1,149	(835)	424
Share based compensation deductions	(69,784)	(1,580)	(57,350)
Return to provision	(3,335)	(1,149)	(193)
U.S. R&D tax credits	(2,973)	(9,467)	—
Other	200	(39)	(47)
Total	$11,667	$12,090	$2,323
Certain reclassifications have been made to the components of Tax Rate Reconciliation for the year ending December 31, 2022 and 2021 to conform to the 2023 presentation.
For the year ended December 31, 2023, the Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company recorded a full valuation allowance against substantially all of its net deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.
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

Components of Deferred Taxes—The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented below (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$49,057	$54,974
U.S. R&D tax credits	46,639	13,841
Stock-based compensation	47,652	48,872
Section 174 capitalization	181,721	76,625
Lease liability	27,004	18,793
Other	21,593	15,494
Total deferred tax assets	$373,666	$228,599
Less: valuation allowance	(321,612)	(188,817)
Deferred tax assets, net of valuation allowance	$52,054	$39,782
Deferred tax liabilities:
Commissions	(29,782)	(22,182)
Right of use asset	(20,916)	(17,151)
Total deferred tax liabilities	$(50,698)	$(39,333)
Deferred tax assets, net	$1,356	$449
The Company accounts for income taxes using an asset and liability method and deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The Company’s deferred tax assets and liabilities consist primarily of federal and state net operating loss carryforwards and basis differences for financial reporting and tax purposes of certain assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the weight of all available evidence, which includes the historical operating performance and the recorded cumulative losses in prior fiscal periods, management does not believe as of December 31, 2023 and 2022 that it is more likely than not that the Company will realize its U.S. deferred tax assets. As a result, a valuation allowance of $321.6 million and $188.8 million has been provided at December 31, 2023 and 2022, respectively. The valuation allowance changed by $132.8 million and $40.2 million at December 31, 2023 and 2022, respectively. Certain reclassifications have been made to the components of deferred tax for the year ending December 31, 2022 to conform to the 2023 presentation.
At December 31, 2023 and 2022, the Company has net operating loss carryforwards for federal tax purposes of approximately $148.9 million and $243.4 million, respectively, which is available to offset federal taxable income. The federal net operating loss carryforwards generated at December 31, 2017 and prior will begin to expire in 2031, if not utilized. Net operating losses generated after December 31, 2017 have an indefinite carryforward period but are subject to an 80% of taxable income limitation after December 31, 2020. The Company has approximately $206.4 million and $92.0 million of post-apportioned net operating loss carryforwards as of December 31, 2023 and 2022, respectively for various state tax purposes. The state net operating loss carryforwards will begin to expire in 2026, if not utilized.
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
The following table shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
	2023	2022	2021
Beginning balance	$106	$106	$532
Increases based on tax positions during the current period	—	—	—
(Decreases) based on tax positions during the current period	(47)	—	(426)
Ending balance	$59	$106	$106
The total amount of unrecognized tax benefits that, if recognized would impact the effective tax rate would be $0.1 million for the year ended December 31, 2023.
The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense. The total amount of interest and penalties associated with unrecognized income tax benefits is $0.1 million and $0.1 million for the years ended December 31, 2023 and 2022.
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
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in various international jurisdictions. Tax years 2017 and forward generally remain open for examination for federal and state tax purposes. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2023 and 2022 will remain subject to examination until the respective tax year is closed.
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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2023		2022		2021
Basic net income (loss) per share:	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$44,684	$3,884	$(45,163)	$(4,997)	$(16,177)	$(4,568)
Denominator:
Weighted average shares used in calculating net income (loss) per share, basic	298,116	25,918	283,989	31,421	240,999	68,049
Basic net income (loss) per share	$0.15	$0.15	$(0.16)	$(0.16)	$(0.07)	$(0.07)
Diluted net income (loss) per share:
Numerator:
Allocation of distributed income (loss) for basic computation	$44,684	$3,884	$(45,163)	$(4,997)	$(16,177)	$(4,568)
Reallocation of undistributed income (loss) as a result of conversion of Class B to Class A shares	3,884	—	(4,997)	—	(4,568)	—
Allocation of undistributed income (loss)	$48,568	$3,884	$(50,160)	$(4,997)	$(20,745)	$(4,568)
Denominator:
Number of shares used in basic calculation	298,116	25,918	283,989	31,421	240,999	68,049
Weighted average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	25,918	—	31,421	—	68,049	—
Employee stock options	14,828	—	—	—	—	—
Employee stock purchase plan	15	—	—	—	—	—
Restricted stock units and performance stock units	2,731	—	—	—	—	—
Unvested restricted stock in connection with acquisitions	586	—	—	—	—	—
Shares issuable upon conversion of the convertible senior notes	8,098	—	—	—	—	—
Number of shares used in diluted calculation	350,292	25,918	315,410	31,421	309,048	68,049
Diluted net income (loss) per share	$0.14	$0.15	$(0.16)	$(0.16)	$(0.07)	$(0.07)
For the periods presented where the Company was in a loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Shares subject to outstanding stock options and RSUs	2,248	30,931	29,454
Unvested early exercised stock options and restricted shares of common stock	31	1,120	946
Shares subject to the employee stock purchase plan	—	316	94
Shares issuable upon conversion of the convertible senior notes	—	8,098	8,098
Total	2,279	40,465	38,592
ASU No. 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. See Note 2, Basis of

Presentation and Summary of Significant Accounting Policies—Accounting Policies Recently Adopted for more information. During the three months ended December 31, 2023, the conditional conversion feature of the 2025 Notes was not triggered and the 2025 Notes are not convertible, in whole or in part, at the option of the holders between January 1, 2024 through March 31, 2024. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the 2025 Notes on diluted net income per share; however, since the Company is in a net loss position, there was no dilutive effect during any period presented.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Datadog, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Datadog, Inc. and its subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
February 23, 2024

Item 9B. Other Information
Trading Arrangements
During the three months ended December 31, 2023, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted written plans intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the sale of the Company’s securities as set forth in the table below.

Name	Position	Adoption Date	Total Shares of Class A Common Stock to be Sold	Expiration Date

David Obstler	Chief Financial Officer	December 10, 2023	200,000 (1)	March 15, 2025
Armelle de Madre	Chief People Officer	December 12, 2023	Up to 72,870 (2)	March 31, 2025
Dev Ittycheria	Director	December 12, 2023	135,000	February 28, 2025
Sean Walters	Chief Revenue Officer	December 14, 2023	Up to 86,510 (2)	February 11, 2025
(1)The amount includes 100,000 shares to be sold under the Rule 10b5-1 trading plan by the Obstler Children 2019 Trust.
(2)The actual number of shares that will be sold under the Rule 10b5-1 trading plan will be reduced by the number of shares sold pursuant to the Company’s election under its equity incentive plans to require the satisfaction of tax withholding obligations realized upon the vesting of RSUs and PSUs to be funded by a sell-to-cover transaction. The number of Company shares to be sold to satisfy the Company’s tax withholding obligation is not known at this time as it is dependent on future events, including the future trading price of the Company’s shares.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than as set forth below) will be included in the proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, or the 2024 Proxy Statement, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

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
(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Datadog, Inc.	8-K	001-39051	3.1	September 23, 2019

3.2	Amended and Restated Bylaws of Datadog, Inc.	S-1	333-233428	3.4	August 23, 2019

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-233428	4.1	September 9, 2019

4.2	Description of Securities.	10-K	001-39051	4.2	February 25, 2020

4.3	Indenture, dated June 2, 2020, between Datadog, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-39051	4.1	June 2, 2020

4.4	Form of Global Note representing Datadog, Inc.’s 0.125% Convertible Senior Notes due 2025	8-K	001-39051	4.2	June 2, 2020

10.1	Fourth Amended and Restated Investor Rights Agreement, dated December 28, 2015.	S-1	333-233428	10.1	August 23, 2019

10.2#	Datadog, Inc. 2012 Equity Incentive Plan, and terms of agreements thereunder.	S-1	333-233428	10.2	August 23, 2019

10.3#	Datadog, Inc. 2019 Equity Incentive Plan and terms of agreements thereunder.	S-1/A	333-233428	10.3	September 9, 2019

10.4#	Datadog, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233428	10.4	September 9, 2019

10.5#	Performance Stock Units (PSU) Grant Notice and Award Agreement	10-Q	001-39051	10.1	August 8, 2022

10.6#	Form of Indemnity Agreement entered into by and between Datadog, Inc. and each director and executive officer.	S-1/A	333-233428	10.5	September 9, 2019

10.7#	Offer Letter, by and between Datadog, Inc. and Olivier Pomel, dated May 20, 2011.	S-1/A	333-233428	10.6	September 9, 2019

10.8#	Offer Letter, by and between Datadog, Inc. and David Obstler, dated August 28, 2018.	S-1/A	333-233428	10.7	September 9, 2019

10.9#	Offer Letter, by and between Datadog, Inc. and Alexis Lê-Quôc, dated May 20, 2011.	10-Q	001-39051	10.1	May 7, 2021

10.10#	Offer Letter, by and between Datadog, Inc. and Amit Agarwal, dated May 4, 2012.	10-Q	001-39051	10.2	May 7, 2021

10.11#	Offer Letter, by and between Datadog, Inc. and Adam Blitzer, dated April 23, 2021.	10-Q	001-39051	10.1	May 6, 2022

10.12#	Amended Offer Letter, by and between Datadog, Inc. and Sean Walters, dated January 5, 2022	10-K	001-39051	10.12	February 24, 2023

10.13	Agreement of Sub-Sub-Sublease, by and between Datadog, Inc. and Ideeli Inc., dated April 14, 2016.	S-1	333-233428	10.9	August 23, 2019

10.14	Agreement of Sub-Sublease, by and between Datadog, Inc. and BT Americas Inc., dated September 18, 2017.	S-1	333-233428	10.10	August 23, 2019

10.15#	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39051	10.1	August 9, 2023

10.16#	Form of Change of Control and Severance Agreement.	S-1/A	333-233428	10.13	September 9, 2019

10.17	Form of Confirmation for Capped Call Transaction.	8-K	001-39051	10.1	June 2, 2020

10.18	Agreement of Sublease, by and between Datadog, Inc. and Clearbridge Investments, LLC, dated July 9, 2020	10-K	001-39051	10.14	March 1, 2021

10.19	Lease, by and between Datadog, Inc. and FC Eighth Ave., LLC, dated July 28,2022.	10-Q	001-39051	10.2	August 8, 2022

21.1	List of Subsidiaries of Datadog, Inc.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

DATADOG, INC.

Date: February 23, 2024	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director
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

Signature	Title	Date

/s/ Olivier Pomel	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2024
Olivier Pomel

/s/ David Obstler	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2024
David Obstler

/s/ Alexis Le-Quôc	Chief Technology Officer and Director	February 23, 2024
Alexis Le-Quôc

/s/ Michael Callahan	Director	February 23, 2024
Michael Callahan

/s/ Matthew Jacobson	Director	February 23, 2024
Matthew Jacobson

/s/ Dev Ittycheria	Director	February 23, 2024
Dev Ittycheria

/s/ Julie Richardson	Director	February 23, 2024
Julie Richardson

/s/ Shardul Shah	Director	February 23, 2024
Shardul Shah

/s/ Titi Cole	Director	February 23, 2024
Titi Cole