Form 10-Q
period 2024-03-31
Datadog, Inc.
filed 2024-05-08
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2024, there were 308,455,905 shares of the registrant’s Class A common stock and 26,042,907 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DATADOG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$282,218	$330,339
Marketable securities	2,499,151	2,252,559
Accounts receivable, net of allowance for credit losses of $12,362 and $12,096 as of March 31, 2024 and December 31, 2023, respectively	451,057	509,279
Deferred contract costs, current	46,391	44,938
Prepaid expenses and other current assets	54,846	41,022
Total current assets	3,333,663	3,178,137
Property and equipment, net	182,419	171,872
Operating lease assets	173,270	126,562
Goodwill	351,437	352,694
Intangible assets, net	7,312	9,617
Deferred contract costs, non-current	73,067	73,728
Other assets	20,298	23,462
TOTAL ASSETS	$4,141,466	$3,936,072
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$64,316	$87,712
Accrued expenses and other current liabilities	117,412	127,631
Operating lease liabilities, current	23,591	21,974
Deferred revenue, current	767,474	765,735
Total current liabilities	972,793	1,003,052
Operating lease liabilities, non-current	190,891	138,128
Convertible senior notes, net	743,085	742,235
Deferred revenue, non-current	26,191	21,210
Other liabilities	6,151	6,093
Total liabilities	1,939,111	1,910,718
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 308,019,729 and 305,395,175 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3	3
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 25,945,861 and 25,684,571 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	2,321,119	2,181,267
Accumulated other comprehensive loss	(7,700)	(2,218)
Accumulated deficit	(111,067)	(153,698)
Total stockholders’ equity	2,202,355	2,025,354
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,141,466	$3,936,072
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$611,253	$481,714
Cost of revenue	110,098	99,914
Gross profit	501,155	381,800
Operating expenses:
Research and development	269,988	229,478
Sales and marketing	173,881	144,971
General and administrative	45,290	42,321
Total operating expenses	489,159	416,770
Operating income (loss)	11,996	(34,970)
Other income (loss):
Interest expense	(1,374)	(2,181)
Interest income and other income, net	35,563	16,727
Other income, net	34,189	14,546
Income (loss) before provision for income taxes	46,185	(20,424)
Provision for income taxes	3,554	3,662
Net income (loss)	$42,631	$(24,086)
Net income (loss) attributable to common stockholders	$42,631	$(24,086)
Basic net income (loss) per share	$0.13	$(0.08)
Diluted net income (loss) per share	$0.12	$(0.08)
Weighted average shares used in calculating basic net income (loss) per share:	331,806	319,286
Weighted average shares used in calculating diluted net income (loss) per share:	355,979	319,286
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$42,631	$(24,086)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,264)	641
Unrealized gain (loss) on available-for-sale marketable securities	(3,218)	6,008
Other comprehensive (loss) income	(5,482)	6,649
Comprehensive income (loss)	$37,149	$(17,437)
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2023	331,079,746	$3	$2,181,267	$(2,218)	$(153,698)	$2,025,354
Issuance of common stock upon exercise of stock options	1,340,644	—	2,173	—	—	2,173
Vesting of restricted and performance stock units	1,545,200	—	—	—	—	—
Stock-based compensation	—	—	137,679	—	—	137,679
Change in accumulated other comprehensive loss	—	—	—	(5,482)	—	(5,482)
Net income	—	—	—	—	42,631	42,631
BALANCE—March 31, 2024	333,965,590	$3	$2,321,119	$(7,700)	$(111,067)	$2,202,355

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2022	319,189,843	$3	$1,625,190	$(12,422)	$(202,266)	$1,410,505
Issuance of common stock upon exercise of stock options	1,208,185	—	2,076	—	—	2,076
Vesting of restricted and performance stock units	1,048,215	—	—	—	—	—
Stock-based compensation	—	—	116,955	—	—	116,955
Change in accumulated other comprehensive (loss) income	—	—	—	6,649	—	6,649
Net loss	—	—	—	—	(24,086)	(24,086)
BALANCE—March 31, 2023	321,446,243	$3	$1,744,221	$(5,773)	$(226,352)	$1,512,099

See accompanying notes to condensed consolidated financial statements

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$42,631	$(24,086)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,895	10,275
Accretion of discounts on marketable securities	(14,126)	(5,195)
Amortization of issuance costs	850	845
Amortization of deferred contract costs	11,844	8,648
Stock-based compensation, net of amounts capitalized	135,033	112,728
Non-cash lease expense	6,810	5,944
Allowance for credit losses on accounts receivable	2,732	3,732
Loss on disposal of property and equipment	43	88
Changes in operating assets and liabilities:
Accounts receivable, net	55,490	28,773
Deferred contract costs	(12,636)	(11,750)
Prepaid expenses and other current assets	(14,075)	(15,810)
Other assets	2,614	164
Accounts payable	(17,122)	18,545
Accrued expenses and other liabilities	(7,433)	(28,080)
Deferred revenue	6,720	28,966
Net cash provided by operating activities	212,270	133,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(637,351)	(757,787)
Maturities of marketable securities	401,666	497,648
Proceeds from sale of marketable securities	—	21,341
Purchases of property and equipment	(14,158)	(8,739)
Capitalized software development costs	(11,365)	(8,711)
Net cash used in investing activities	(261,208)	(256,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,191	2,098
Net cash provided by financing activities	2,191	2,098

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,374)	623

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(48,121)	(119,740)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	330,339	342,288
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$282,218	$222,548

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,647	$3,022

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$813	$304
Stock-based compensation included in capitalized software development costs	$2,646	$4,227

RECONCILIATION OF CASH AND CASH EQUIVALENTS WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$282,218	$222,548
Total cash and cash equivalents	$282,218	$222,548
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
The unaudited condensed consolidated financial statements include the accounts of Datadog, Inc. and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any other interim period or for any other future year. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 23, 2024 (the “Annual Report”).
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”), which intends to increase the transparency of income tax disclosures, particularly the rate reconciliation table and disclosures about income taxes paid. For public business entities, it is effective for annual periods beginning after December 15, 2024, and interim periods beginning after December 15, 2025, with early adoption permitted. The Company has not early adopted ASU No. 2023-09 as of March 31, 2024 and is evaluating its impact.

3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$1,320,167	$424	$(2,176)	$1,318,415
U.S. government treasury securities	459,310	—	(2,291)	457,019
Commercial paper	439,956	119	(119)	439,956
Certificates of deposit	187,728	194	(9)	187,913
U.S. government agency securities	96,134	—	(286)	95,848
Marketable securities	$2,503,295	$737	$(4,881)	$2,499,151

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$776,323	$770	$(1,140)	$775,953
Commercial paper	605,291	570	(75)	605,786
U.S. government treasury securities	460,854	390	(1,399)	459,845
Certificates of deposit	264,405	335	(15)	264,725
U.S. government agency securities	146,611	—	(361)	146,250
Marketable securities	$2,253,484	$2,065	$(2,990)	$2,252,559
As of March 31, 2024, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$1,652,826
Due in one year through five years	846,325
Total	$2,499,151
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

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$268,229	$—	$—	$268,229
Marketable Securities:
Corporate debt securities	—	1,318,415	—	1,318,415
Commercial paper	—	439,956	—	439,956
Certificates of deposit	—	187,913	—	187,913
U.S. government treasury securities	—	457,019	—	457,019
U.S. government agency securities	—	95,848	—	95,848
Total financial assets	$268,229	$2,499,151	$—	$2,767,380

	Fair Value Measurement as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$240,909	$—	$—	$240,909
Corporate debt securities	—	484	—	484
U.S. government treasury securities	—	53,972	—	53,972
Marketable Securities:
Corporate debt securities	—	775,953	—	775,953
Commercial paper	—	605,786	—	605,786
Certificates of deposit	—	264,725	—	264,725
U.S. government treasury securities	—	459,845	—	459,845
U.S. government agency securities	—	146,250	—	146,250
Total financial assets	$240,909	$2,307,015	$—	$2,547,924
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

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Computers and equipment	$36,844	$35,736
Furniture and fixtures	19,049	17,202
Leasehold improvements	59,035	55,111
Capitalized software development costs	210,363	192,691
Total property and equipment	$325,291	$300,740
Less: accumulated depreciation and amortization	(142,872)	(128,868)
Total property and equipment, net	$182,419	$171,872
The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $10.7 million and $8.1 million for the three months ended March 31, 2024 and 2023, respectively.
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
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$24,995	$(18,528)	$6,467	3 Years
Customer relationships	3,300	(2,455)	845	4 Years
Total	$28,295	$(20,983)	$7,312

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$24,995	$(16,428)	$8,567	3 years
Customer relationships	3,300	(2,250)	1,050	4 years
Total	$28,295	$(18,678)	$9,617
Intangible amortization expense was approximately $2.2 million for each of the three months ended March 31, 2024 and 2023.

As of March 31, 2024, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2024	$4,214
2025	2,572
2026	526
Total	$7,312
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2023	$352,694
Foreign currency translation adjustments	(1,257)
Balance as of March 31, 2024	$351,437
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

During the three months ended March 31, 2024, the conditional conversion feature of the 2025 Notes was triggered as the last reported sale price of the Company's Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter ended March 31, 2024 was greater than or equal to 130% of the conversion price on each applicable trading day. Therefore the 2025 Notes are convertible, in whole or in part, at the option of the holders between April 1, 2024 through June 30, 2024. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Since the issuance of the 2025 Notes, the Company received and settled an immaterial amount of conversion notices from the holders in cash. As of March 31, 2024, the 2025 Notes were classified as long-term debt on the Company's condensed consolidated balance sheet.
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
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	March 31, 2024	December 31, 2023
Convertible senior notes, net:
Principal	$747,496	$747,496
Unamortized debt issuance costs	(4,411)	(5,261)
Net carrying amount	$743,085	$742,235
As of March 31, 2024, the total estimated fair value of the 2025 Notes was approximately $1,055.1 million. The fair value was determined based on the closing trading price or quoted market price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates.

The following table sets forth the interest expense related to the 2025 Notes for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$234	$234
Amortization of issuance costs	850	845
Total	$1,084	$1,079
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
8. Commitments and Contingencies
Non-cancelable Material Commitments—During the three months ended March 31, 2024, other than certain non-cancelable operating leases described in Note 9, Leases, there have been no other material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the Annual Report.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for administrative costs of the 401(k) plan and makes matching contributions to the 401(k) plan. For the three months ended March 31, 2024 and 2023, the Company incurred expense of $1.8 million and $1.4 million, respectively, for matching contributions.
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

The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost (1)	$10,530	$7,380
Short-term lease cost	1,315	2,519

1)Includes non-cash lease expense of $6.8 million and $5.9 million for the three months ended March 31, 2024 and 2023, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities	$2,284	$6,552
Operating lease assets obtained in exchange for new lease liabilities	55,042	12,539
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2024	$15,129
2025	40,865
2026	40,106
2027	36,849
2028	33,775
2029 and beyond	117,938
Total lease payments	$284,662
Less: imputed interest	(70,180)
Present value of lease liabilities	$214,482
As of March 31, 2024, the Company had various operating leases that had not yet commenced, which are excluded from the table above. The operating leases will commence in fiscal year 2025 with total undiscounted future payments of $58.0 million and a weighted-average lease term of 8.5 years.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

March 31, 2024
Weighted-average remaining lease term (years)	7.3
Weighted-average discount rate	6.44%

10. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2024	2023
North America (1)	$425,600	$341,216
International	185,653	140,498
Total	$611,253	$481,714

1)Includes revenue from the United States of $404.5 million and $323.5 million for the three months ended March 31, 2024 and 2023, respectively.
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
Revenue recognized during the three months ended March 31, 2024 and 2023, which was included in the deferred revenue balances at the beginning of each such period, was $346.8 million and $245.3 million, respectively.
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of March 31, 2024 and December 31, 2023, the aggregate transaction price allocated to remaining performance obligations was $1,731.5 million and $1,839.4 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Accounts Receivable
Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. During the three months ended March 31, 2024 and 2023, the Company charged $2.6 million and $1.3 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of March 31, 2024 and December 31, 2023, unbilled accounts receivable of approximately $75.5 million and $61.2 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.
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
Deferred contract costs on the Company’s condensed consolidated balance sheets were $119.5 million and $118.7 million as of March 31, 2024 and December 31, 2023, respectively. Amortization expense was $11.8 million and $8.6 million for the three months ended March 31, 2024 and 2023, respectively.

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
During the three months ended March 31, 2024, 220,174 shares of Class B common stock were converted into Class A common stock.
As of March 31, 2024, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 308,019,729 shares of Class A common stock and 25,945,861 shares of Class B common stock were issued and outstanding.
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Company’s initial public offering of Class A common stock (the “IPO”), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of March 31, 2024, there were 10,716,958 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants and advisors of the Company. As of March 31, 2024, there were 88,787,760 shares available for grant under the 2019 Plan.
Stock Options
The following table summarizes the Company’s stock option activity and weighted-average exercise prices:

	Number Of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance outstanding—December 31, 2023	12,077,635	$3.24	3.4	$1,426,912
Options granted	—	—
Options exercised	(1,340,644)	1.62
Options forfeited or expired	(63)	1.27
Balance outstanding—March 31, 2024	10,736,928	$3.44	3.3	$1,290,186
Ending Exercisable—March 31, 2024	10,734,508	$3.43	3.3	$1,289,952
As of March 31, 2024, there were 19,970 shares of Class A common stock and 10,716,958 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2023, there were 22,926 shares of Class A common stock and 12,054,709 shares of Class B common stock issuable upon the exercise of options outstanding.
Approximately all compensation cost related to unvested awards was recognized as of March 31, 2024 and December 31, 2023. The weighted-average period over which this compensation cost related to unvested employee awards will be recognized is 0.7 years and 1.0 year as of March 31, 2024 and December 31, 2023, respectively.
There were no options granted during the three months ended March 31, 2024 and 2023. The Company received approximately $2.2 million and $2.1 million in cash proceeds from options exercised during the three months ended March 31, 2024 and 2023, respectively. The intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was approximately $164.7 million and $86.3 million, respectively. The aggregate fair value of options vested during the three months ended March 31, 2024 was insignificant. The aggregate fair value of option vested during the three months ended March 31, 2023 was $5.0 million.
Restricted Stock Units, Restricted Stock and Performance Stock Units
The following table summarizes the activity for the Company’s unvested RSUs and PSUs:

	Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2023	13,663,501	$99.13
Awarded	1,362,439	123.77
Vested	(1,545,200)	87.65
Forfeited/canceled	(406,489)	100.22
Balance—March 31, 2024	13,074,251	$103.02
The Company granted no restricted shares of Class A common stock in connection with acquisitions, as the Company did not complete any acquisitions during the three months ended March 31, 2024.
Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $1,193.8 million and $1,187.3 million as of March 31, 2024 and December 31, 2023, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares of common stock will be recognized is 2.7 years and 2.8 years as of March 31, 2024 and December 31, 2023, respectively.
Total compensation cost related to unvested PSUs not yet recognized was approximately $18.3 million and $25.1 million as of March 31, 2024 and December 31, 2023, respectively. The weighted-average period over which this compensation cost related to unvested PSUs will be recognized is 1.4 years and 1.3 years as of March 31, 2024 and December 31, 2023, respectively.
Employee Stock Purchase Plan
In September 2019, the Board adopted and approved the 2019 Employee Stock Purchase Plan (the “ESPP”).
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
The Company recognized $4.3 million of stock-based compensation expense related to the ESPP during the three months ended March 31, 2024. As of March 31, 2024, $17.9 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. There were no purchases related to the ESPP in the three months ended March 31, 2024. As of March 31, 2024, 20,791,856 shares of Class A common stock remain available for grant under the ESPP.

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
Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$5,527	$3,725
Research and development	88,413	74,703
Sales and marketing	28,531	23,014
General and administrative	12,562	11,286
Stock-based compensation, net of amounts capitalized	135,033	112,728
Capitalized stock-based compensation expense	2,646	4,227
Total stock-based compensation expense	$137,679	$116,955
12.Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income	$35,435	$18,520
Other income (loss), net	128	(1,793)
Interest income and other income, net	$35,563	$16,727
13.Income Taxes
The Company recorded a provision for income taxes of $3.6 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively. The Company has generated U.S. operating income and has minimal profits in its foreign jurisdictions during the quarter.
The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve deemed immaterial for each of the three months ended March 31, 2024 and 2023. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.

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
On August 16, 2022, the Inflation Reduction Act (“the Act”) was signed into law. The Act includes a 15.0% corporate alternative minimum tax on the adjusted financial statement income of applicable corporations and a 1.0% excise tax on all corporate stock buybacks of public companies for tax years beginning after December 31, 2022. For the three months ended March 31, 2024, the Act did not materially impact the Company’s provision for income tax. The Company will continue to monitor any changes in tax law.
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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2024		2023
Basic net income (loss) per share:	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$39,306	$3,325	$(22,157)	$(1,929)
Denominator:
Weighted-average shares used in calculating net income (loss) per share, basic	305,927	25,879	293,712	25,574
Basic net income (loss) per share	$0.13	$0.13	$(0.08)	$(0.08)
Diluted net income (loss) per share:
Numerator:
Allocation of distributed net income (loss) for basic computation	$39,306	$3,325	$(22,157)	$(1,929)
Reallocation of undistributed net income (loss) as a result of conversion of Class B to Class A shares	3,325	—	(1,929)	—
Allocation of undistributed income (loss)	$42,631	$3,325	$(24,086)	$(1,929)
Denominator:
Number of shares used in basic calculation	305,927	25,879	293,712	25,574
Weighted-average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	25,879	—	25,574	—
Employee stock options	11,047	—	—	—
Employee stock purchase plan	34	—	—	—
Restricted stock units and performance stock units	4,475	—	—	—
Unvested restricted stock in connection with acquisition	519	—	—	—
Shares issuable upon conversion of the convertible senior notes	8,098	—	—	—
Number of shares used in diluted calculation	355,979	25,879	319,286	25,574
Diluted net income (loss) per share	$0.12	$0.13	$(0.08)	$(0.08)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of March 31,
	2024	2023
Shares subject to outstanding stock options, RSUs and PSUs	966	30,512
Unvested restricted shares of common stock	—	1,088
Shares subject to the employee stock purchase plan	—	311
Shares issuable upon conversion of the convertible senior notes	—	8,098
Total	966	40,009
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or the Annual Report. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
As of March 31, 2024, we had $282.2 million in cash and cash equivalents and $2.5 billion in marketable securities. We generated revenue of $611.3 million and $481.7 million in the three months ended March 31, 2024 and 2023, respectively, representing year-over-year growth of 27%. Substantially all of our revenue is from subscription software sales. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net income (loss) of $42.6 million and $(24.1) million for the three months ended March 31, 2024 and 2023, respectively. Our operating cash flow was $212.3 million and $133.8 million for the three months ended March 31, 2024 and 2023, respectively. Our free cash flow was $186.7 million and $116.3 million for the three months ended March 31, 2024 and 2023, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including rising inflation, the U.S. Federal Reserve raising interest rates, the Russian invasion of Ukraine, and the conflict in the Middle East have led to economic uncertainty. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses. In recent quarters, we have seen slower usage growth from existing customers, which may be related to the uncertain macroeconomic environment.

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

Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of March 31, 2024, we had approximately 28,000 customers spanning organizations of a broad range of sizes and industries, compared to approximately 25,500 as of March 31, 2023. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.
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

Expanding Within Our Existing Customer Base
Our base of customers represents a significant opportunity for further sales expansion. As of March 31, 2024, we had approximately 3,340 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 87% of our ARR, up from 2,910 customers as of March 31, 2023, representing 85% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of March 31, 2024, our trailing 12-month dollar-based net retention rate was in the mid-110%'s. As of March 31, 2023, our trailing 12-month dollar-based net retention rate was in the mid-130%'s. The decline in our trailing 12-month dollar-based net retention rate was primarily attributable to slower usage growth from existing customers, which may be related to the uncertain macroeconomic environment. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the trailing 12-month dollar-based net retention rate. As the growth of our business has decelerated in recent quarters, our trailing 12-month dollar-based net retention rate has declined.
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

Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have demonstrated the success of our platform approach, through expansion beyond our initial infrastructure monitoring solution to include over 20 products. Approximately 82% of our customers were using more than one product as of March 31, 2024, up from approximately 81% a year earlier. Additionally, as of March 31, 2024, approximately 47% of our customers were using more than four products, up from approximately 43% a year earlier, and approximately 23% of our customers were using more than six products, up from approximately 19% a year earlier. We believe these metrics indicate strong expansion of product adoption across our platform.
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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 30% and 29% of our total revenue for the three months ended March 31, 2024 and 2023, respectively. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in EMEA and APAC. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, primarily in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo.
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
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$611,253	$481,714
Cost of revenue (1)(2)(3)	110,098	99,914
Gross profit	501,155	381,800
Operating expenses
Research and development (1)(3)	269,988	229,478
Sales and marketing (1)(2)(3)	173,881	144,971
General and administrative (1)(3)	45,290	42,321
Total operating expenses	489,159	416,770
Operating income (loss)	11,996	(34,970)
Other income (loss):
Interest expense (4)	(1,374)	(2,181)
Interest income and other income, net	35,563	16,727
Other income, net	34,189	14,546
Income (loss) before provision for income taxes	46,185	(20,424)
Provision for income taxes	3,554	3,662
Net income (loss)	$42,631	$(24,086)
_________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$5,527	$3,725
Research and development	88,413	74,703
Sales and marketing	28,531	23,014
General and administrative	12,562	11,286
Total	$135,033	$112,728
_________________

(2)Includes amortization of acquired intangibles expense as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$2,027	$2,016
Sales and marketing	205	203
Total	$2,232	$2,219
_________________
(3) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$192	$60
Research and development	10,819	4,593
Sales and marketing	2,153	775
General and administrative	2,057	965
Total	$15,221	$6,393
_________________
(4) Includes amortization of issuance costs as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Interest expense	$850	$845
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(as a percentage of total revenue(1))
Revenue	100%	100%
Cost of revenue	18	21
Gross profit	82	79
Operating expenses
Research and development	44	48
Sales and marketing	28	30
General and administrative	7	9
Total operating expenses	80	87
Operating income (loss)	2	(7)
Other income (loss):
Interest expense	0	0
Interest income and other income, net	6	3
Other income, net	6	3
Income (loss) before provision for income taxes	8	(4)
Provision for income taxes	1	1
Net income (loss)	7%	(5)%
(1)Certain items may not total due to rounding.

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Revenue	$611,253	$481,714	$129,539	27%
Revenue increased by $129.5 million, or 27%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Approximately 70% of the increase in revenue was attributable to growth from existing customers, and the remaining 30% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Cost of revenue	$110,098	$99,914	$10,184	10%
Gross margin	82%	79%
Cost of revenue increased by $10.2 million, or 10%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily due to an increase of $4.2 million in third-party cloud infrastructure hosting and software costs, an increase of $2.8 million in personnel costs as a result of increased headcount, and an increase of $1.7 million in depreciation and amortization expense.
Our gross margin increased by 3% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily as the result of revenue growth exceeding the growth of third-party cloud infrastructure provider costs due to cost savings.
Research and Development

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Research and development	$269,988	$229,478	$40,510	18%
Percentage of revenue	44%	48%
Research and development expense increased by $40.5 million, or 18%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily due to an increase of $40.5 million in personnel costs including allocated overhead costs for our engineering, product and design teams as a result of increased headcount.
Sales and Marketing

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Sales and marketing	$173,881	$144,971	$28,910	20%
Percentage of revenue	28%	30%
Sales and marketing expense increased by $28.9 million, or 20%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily due to an increase of $23.0 million in personnel costs including allocated overhead costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $5.3 million in advertising, sales, marketing and promotional activities.
General and Administrative

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(dollars in thousands)
General and administrative	$45,290	$42,321	$2,969	7%
Percentage of revenue	7%	9%
General and administrative expense increased by $3.0 million, or 7%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily due to an increase of $4.8 million in personnel costs including allocated overhead costs as a result of increased headcount, partially offset by a decrease of $1.1 million in legal and other professional services expenses, and a decrease of $1.0 million related to bad debt expense.
Other Income, Net

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Other income, net	$34,189	$14,546	$19,643	135%
Percentage of revenue	6%	3%
Other income, net increased by $19.6 million, or 135%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily driven by an increase of $16.9 million in interest income, mainly due to income earned from investments in marketable securities.
Liquidity and Capital Resources
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, hosting expenses, facility expenses, and marketing expenses. We have generated positive cash flows from operations during the three months ended March 31, 2024 and 2023. When assessing sources of liquidity, we also include cash and cash equivalents of $282.2 million and marketable securities of $2.5 billion as of March 31, 2024. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support our cash requirements for the next 12 months and beyond.
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
During the three months ended March 31, 2024, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash provided by operating activities	$212,270	$133,787
Cash used in investing activities	(261,208)	(256,248)
Cash provided by financing activities	2,191	2,098
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2024 increased $78.5 million compared to the three months ended March 31, 2023, primarily driven by a decrease in accounts receivable of $26.7 million, an increase in accrued expenses and other current liabilities of $20.6 million and an increase in non-cash charges of $19.0 million. The increase in non-cash charges related primarily to an increase of $22.3 million in stock-based compensation as we continued to increase headcount to support the growth of the business. The increase in cash provided by operating activities was offset by a decrease in accounts payable of $35.7 million and a decrease in deferred revenue of $22.2 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 increased $5.0 million compared to the three months ended March 31, 2024, primarily driven by a decrease of $96.0 million in proceeds from maturities of marketable securities and a decrease of $21.3 million in proceeds from the sale of marketable securities. The increase in cash used in investing activities was partially offset by a decrease of $120.4 million in the purchases of marketable securities.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 increased $0.1 million compared to the three months ended March 31, 2023, primarily due to an increase in proceeds from the exercise of stock options of $0.1 million.
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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$212,270	$133,787
Less: Purchases of property and equipment	(14,158)	(8,739)
Less: Capitalized software development costs	(11,365)	(8,711)
Free cash flow	$186,747	$116,337
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
Interest Rate Risk
As of March 31, 2024, we had $268.2 million in cash equivalents and $2.5 billion in marketable securities, which consisted of commercial debt, commercial paper, U.S. government treasury securities, certificates of deposit, and U.S. government agency securities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of March 31, 2024, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our revenue was $611.3 million and $481.7 million for the three months ended March 31, 2024 and 2023, respectively, and $2,128.4 million and $1,675.1 million for the years ended December 31, 2023 and 2022, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
•general administration
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
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, including those impacted by the war in Ukraine and conflict in the Middle East;
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, or do not improve, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including personnel costs.
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
We and our third-party service providers are subject to stringent and changing laws, regulations standards, and contractual obligations related to data privacy and security. Actual or perceived failure by us or our third-party service providers to comply with such laws, regulations, standards, or contractual obligations could harm our business.
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
•further implementation of the Organization for Economic Co-operation and Development’s (OECD) international tax framework, including the Pillar Two minimum tax regime;
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
The OECD's Pillar Two model rules introduced a global minimum tax of 15%. These model rules have been adopted by various governments around the world, some of which are effective for tax periods beginning on or after December 31, 2023. We do not expect that this will have a material impact on our financial statements for the tax period ending December 31, 2024.
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2 in the Notes to Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, business combinations, and internal-use software development costs. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 30% and 29% for the three months ended March 31, 2024 and 2023, respectively. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of March 31, 2024, approximately 39% of our full-time employees were located outside of the United States, 36% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2024, our outstanding shares of Class B common stock represented approximately 46% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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
Further, as of March 31, 2024, holders of a substantial number of shares of our capital stock have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
During the quarter ended March 31, 2024, the conditional conversion feature of the 2025 Notes was triggered. As a result, holders of the 2025 Notes are entitled to convert all or any portion of their notes at their option from April 1, 2024 through June 30, 2024. If one or more holders elect to convert their 2025 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2025 Notes when these conversion triggers are satisfied, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
(a)Recent Sales of Unregistered Equity Securities

None.
(b) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended March 31, 2024, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted written plans intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the sale of the Company’s securities as set forth in the table below.

Name	Position	Adoption Date	Total Shares of Class A Common Stock to be Sold	Expiration Date

Julie Richardson	Director	March 7, 2024	6,233	March 31, 2025
Kerry Acocella	General Counsel & Secretary	March 15, 2024	Up to 25,915 (1)	December 27, 2024
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

DATADOG, INC.

Date: May 8, 2024	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)