Form 10-Q
period 2024-09-30
Datadog, Inc.
filed 2024-11-08
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, there were 313,213,676 shares of the registrant’s Class A common stock and 26,509,379 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DATADOG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$337,418	$330,339
Marketable securities	2,861,536	2,252,559
Accounts receivable, net of allowance for credit losses of $14,310 and $12,096 as of September 30, 2024 and December 31, 2023, respectively	487,064	509,279
Deferred contract costs, current	52,225	44,938
Prepaid expenses and other current assets	51,191	41,022
Total current assets	3,789,434	3,178,137
Property and equipment, net	215,810	171,872
Operating lease assets	168,610	126,562
Goodwill	352,870	352,694
Intangible assets, net	4,424	9,617
Deferred contract costs, non-current	79,996	73,728
Other assets	20,327	23,462
TOTAL ASSETS	$4,631,471	$3,936,072
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$92,005	$87,712
Accrued expenses and other current liabilities	120,234	127,631
Operating lease liabilities, current	27,342	21,974
Convertible senior notes, net, current	744,858	—
Deferred revenue, current	795,824	765,735
Total current liabilities	1,780,263	1,003,052
Operating lease liabilities, non-current	197,044	138,128
Convertible senior notes, net, non-current	—	742,235
Deferred revenue, non-current	18,404	21,210
Other liabilities	6,615	6,093
Total liabilities	2,002,326	1,910,718
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 312,921,519 and 305,395,175 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3	3
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 26,348,891 and 25,684,571 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	2,632,085	2,181,267
Accumulated other comprehensive income (loss)	12,603	(2,218)
Accumulated deficit	(15,546)	(153,698)
Total stockholders’ equity	2,629,145	2,025,354
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,631,471	$3,936,072
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$690,016	$547,536	$1,946,548	$1,538,710
Cost of revenue	137,756	103,319	371,353	305,079
Gross profit	552,260	444,217	1,575,195	1,233,631
Operating expenses:
Research and development	291,802	240,225	836,389	709,197
Sales and marketing	187,772	156,870	548,658	449,296
General and administrative	52,408	51,352	145,256	136,344
Total operating expenses	531,982	448,447	1,530,303	1,294,837
Operating income (loss)	20,278	(4,230)	44,892	(61,206)
Other income:
Interest expense	(1,574)	(1,303)	(4,425)	(5,010)
Interest income and other income, net	37,432	29,833	109,647	69,184
Other income, net	35,858	28,530	105,222	64,174
Income before provision for income taxes	56,136	24,300	150,114	2,968
Provision for income taxes	4,439	1,670	11,962	8,393
Net income (loss)	$51,697	$22,630	$138,152	$(5,425)
Net income (loss) attributable to common stockholders	$51,697	$22,630	$138,152	$(5,425)
Basic net income (loss) per share	$0.15	$0.07	$0.41	$(0.02)
Diluted net income (loss) per share	$0.14	$0.06	$0.39	$(0.02)
Weighted average shares used in calculating basic net income (loss) per share:	337,562	325,557	334,779	322,395
Weighted average shares used in calculating diluted net income (loss) per share:	357,635	351,309	357,331	322,395
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$51,697	$22,630	$138,152	$(5,425)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,039	(2,822)	960	(2,761)
Unrealized gain on available-for-sale marketable securities	18,280	1,251	13,861	1,294
Other comprehensive income (loss)	22,319	(1,571)	14,821	(1,467)
Comprehensive income (loss)	$74,016	$21,059	$152,973	$(6,892)
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—June 30, 2024	336,769,659	$3	$2,484,264	$(9,716)	$(67,243)	$2,407,308
Issuance of common stock upon exercise of stock options	1,164,593	—	1,256	—	—	1,256
Vesting of restricted and performance stock units	1,336,158	—	—	—	—	—
Stock-based compensation	—	—	146,565	—	—	146,565
Change in accumulated other comprehensive income	—	—	—	22,319	—	22,319
Net income	—	—	—	—	51,697	51,697
BALANCE—September 30, 2024	339,270,410	$3	$2,632,085	$12,603	$(15,546)	$2,629,145

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—June 30, 2023	324,576,728	$3	$1,891,995	$(12,318)	$(230,321)	$1,649,359
Issuance of common stock upon exercise of stock options	2,360,179	—	9,873	—	—	9,873
Vesting of restricted and performance stock units	1,311,795	—	—	—	—	—
Retirement of restricted shares of common stock from acquisitions	(3,043)	—	—	—	—	—
Stock-based compensation	—	—	126,185	—	—	126,185
Change in accumulated other comprehensive loss	—	—	—	(1,571)	—	(1,571)
Net income	—	—	—	—	22,630	22,630
BALANCE—September 30, 2023	328,245,659	$3	$2,028,053	$(13,889)	$(207,691)	$1,806,476

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2023	331,079,746	$3	$2,181,267	$(2,218)	$(153,698)	$2,025,354
Issuance of common stock upon exercise of stock options	3,752,432	—	5,155	—	—	5,155
Vesting of restricted and performance stock units	4,059,497	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	136,079	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	242,656	—	22,507	—	—	22,507
Stock-based compensation	—	—	423,156	—	—	423,156
Change in accumulated other comprehensive income	—	—	—	14,821	—	14,821
Net income	—	—	—	—	138,152	138,152
BALANCE—September 30, 2024	339,270,410	$3	$2,632,085	$12,603	$(15,546)	$2,629,145

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2022	319,189,843	$3	$1,625,190	$(12,422)	$(202,266)	$1,410,505
Issuance of common stock upon exercise of stock options	5,103,045	—	17,390	—	—	17,390
Vesting of restricted and performance stock units	3,540,441	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	127,119	—		—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	285,211	—	19,986	—	—	19,986
Stock-based compensation	—	—	365,487	—	—	365,487
Changes in accumulated other comprehensive loss	—	—	—	(1,467)	—	(1,467)
Net loss	—	—	—	—	(5,425)	(5,425)
BALANCE—September 30, 2023	328,245,659	$3	$2,028,053	$(13,889)	$(207,691)	$1,806,476

See accompanying notes to condensed consolidated financial statements

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$138,152	$(5,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,227	32,434
Accretion of discounts on marketable securities	(39,539)	(26,256)
Amortization of issuance costs	2,672	2,539
Amortization of deferred contract costs	37,768	28,223
Stock-based compensation, net of amounts capitalized	411,875	354,179
Non-cash lease expense	20,261	19,332
Allowance for credit losses on accounts receivable	10,374	9,097
Loss on disposal of property and equipment	352	419
Changes in operating assets and liabilities:
Accounts receivable, net	11,842	(10,194)
Deferred contract costs	(51,323)	(42,612)
Prepaid expenses and other current assets	(10,073)	(10,314)
Other assets	3,636	1,243
Accounts payable	8,576	57,268
Accrued expenses and other liabilities	(5,709)	(68,242)
Deferred revenue	27,284	98,037
Net cash provided by operating activities	605,375	439,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(2,145,933)	(2,011,857)
Maturities of marketable securities	1,590,387	1,467,975
Proceeds from sale of marketable securities	(32)	36,393
Purchases of property and equipment	(26,958)	(17,191)
Capitalized software development costs	(44,286)	(26,279)
Cash paid for acquisition of businesses; net of cash acquired	(654)	(6,369)
Net cash used in investing activities	(627,476)	(557,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,201	17,404
Proceeds from issuance of common stock under the employee stock purchase plan	22,507	19,986
Repayments of convertible senior notes	(49)	—
Net cash provided by financing activities	27,659	37,390

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,521	(769)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7,079	(80,979)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	330,339	342,288
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$337,418	$261,309

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$15,811	$14,163

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$2,743	$5,147
Stock-based compensation included in capitalized software development costs	$11,281	$11,308
Acquisition holdback	$—	$750

RECONCILIATION OF CASH AND CASH EQUIVALENTS WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$337,418	$261,309
Total cash and cash equivalents	$337,418	$261,309
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

3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$1,878,511	$11,358	$(205)	$1,889,664
U.S. government treasury securities	459,034	1,213	(202)	460,045
Commercial paper	370,243	577	(9)	370,811
Certificates of deposit	124,404	214	—	124,618
U.S. government agency securities	16,408	—	(10)	16,398
Marketable securities	$2,848,600	$13,362	$(426)	$2,861,536

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$776,323	$770	$(1,140)	$775,953
Commercial paper	605,291	570	(75)	605,786
U.S. government treasury securities	460,854	390	(1,399)	459,845
Certificates of deposit	264,405	335	(15)	264,725
U.S. government agency securities	146,611	—	(361)	146,250
Marketable securities	$2,253,484	$2,065	$(2,990)	$2,252,559
As of September 30, 2024, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$1,646,340
Due in one year through five years	1,215,196
Total	$2,861,536
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

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of September 30, 2024
	Level 1		Level 2	Level 3		Total
Financial Assets:
Cash equivalents:
Money market funds	$291,451		$—	$—		$291,451
Commercial paper	—		27,252	—		27,252
Certificates of deposit	—		8,259	—		8,259
U.S. government treasury securities	—		4,346	—		4,346
Corporate debt securities	—	—	1,156	—	—	1,156
Marketable Securities:
Corporate debt securities	—		1,889,664	—		1,889,664
U.S. government treasury securities	—		460,045	—		460,045
Commercial paper	—		370,811	—		370,811
Certificates of deposit	—		124,618	—		124,618
U.S. government agency securities	—		16,398	—		16,398
Total financial assets	$291,451		$2,902,549	$—		$3,194,000

	Fair Value Measurement as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$240,909	$—	$—	$240,909
Corporate debt securities	—	484	—	484
U.S. government treasury securities	—	53,972	—	53,972
Marketable Securities:
Corporate debt securities	—	775,953	—	775,953
Commercial paper	—	605,786	—	605,786
Certificates of deposit	—	264,725	—	264,725
U.S. government treasury securities	—	459,845	—	459,845
U.S. government agency securities	—	146,250	—	146,250
Total financial assets	$240,909	$2,307,015	$—	$2,547,924
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

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Computers and equipment	$44,960	$35,736
Furniture and fixtures	20,551	17,202
Leasehold improvements	65,633	55,111
Capitalized software development costs	258,957	192,691
Total property and equipment	$390,101	$300,740
Less: accumulated depreciation and amortization	(174,291)	(128,868)
Total property and equipment, net	$215,810	$171,872
The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $12.4 million and $34.0 million for the three and nine months ended September 30, 2024, respectively. Depreciation and amortization expense was approximately $9.4 million and $25.8 million for the three and nine months ended September 30, 2023, respectively.
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
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$14,595	$(10,604)	$3,991	3 Years
Customer relationships	3,300	(2,867)	433	4 Years
Total	$17,895	$(13,471)	$4,424

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$24,995	$(16,428)	$8,567	3 years
Customer relationships	3,300	(2,250)	1,050	4 years
Total	$28,295	$(18,678)	$9,617
Intangible amortization expense was approximately $1.4 million and $2.2 million for the three months ended September 30, 2024 and 2023, respectively, and $5.2 million and $6.6 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2024	$1,306
2025	2,592
2026	526
Total	$4,424
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2023	$352,694
Foreign currency translation adjustments	176
Balance as of September 30, 2024	$352,870
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

During the three months ended September 30, 2024, the conditional conversion feature of the 2025 Notes was not triggered as the last reported sale price of the Company's Class A common stock was not greater than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter ended September 30, 2024. Therefore the 2025 Notes are not convertible, in whole or in part, at the option of the holders between October 1, 2024 through December 31, 2024. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Since the issuance of the 2025 Notes, the Company received and settled an immaterial amount of conversion notices from the holders in cash. As of September 30, 2024, the 2025 Notes were classified as short-term debt on the Company's condensed consolidated balance sheet.
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
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	September 30, 2024	December 31, 2023
Convertible senior notes, net:
Principal	$747,447	$747,496
Unamortized debt issuance costs	(2,589)	(5,261)
Net carrying amount	$744,858	$742,235
As of September 30, 2024, the total estimated fair value of the 2025 Notes was approximately $970.3 million. The fair value was determined based on the closing trading price or quoted market price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates.
The following table sets forth the interest expense related to the 2025 Notes for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$234	$233	$701	$701
Amortization of issuance costs	912	848	2,672	2,539
Total	$1,146	$1,081	$3,373	$3,240
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
8. Commitments and Contingencies
Non-cancelable Material Commitments—During the nine months ended September 30, 2024, other than certain non-cancelable operating leases described in Note 9, Leases, there have been no other material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the Annual Report.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for administrative costs of the 401(k) plan and makes matching contributions to the 401(k) plan. For the three and nine months ended September 30, 2024, the Company incurred expense of $2.6 million and $6.4 million, respectively, for matching contributions. For the three and nine months ended September 30, 2023, the Company incurred expense of $1.6 million and $4.7 million, respectively, for matching contributions.
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
9. Leases
The Company has entered into various non-cancelable operating leases for its facilities expiring between 2025 and 2033. Certain lease agreements contain an option for the Company to renew a lease for a term of up to three years or an option to terminate a lease early within one year. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.
The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost (1)	$10,550	$9,330	$31,613	$24,779
Short-term lease cost	1,485	2,651	4,204	7,370

1)Includes non-cash lease expense of $6.7 million and $7.0 million for the three months ended September 30, 2024 and 2023, respectively, and $20.3 million and $19.3 million for the nine months ended September 30, 2024 and 2023, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities	$8,988	$10,916
Operating lease assets obtained in exchange for new lease liabilities	61,635	53,660

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2024	$9,393
2025	41,953
2026	42,110
2027	38,795
2028	35,584
2029 and beyond	121,709
Total lease payments	$289,544
Less: imputed interest	(65,158)
Present value of lease liabilities	$224,386
As of September 30, 2024, the Company had various operating leases that had not yet commenced, which are excluded from the table above. The operating leases will commence in fiscal year 2025 with total undiscounted future payments of $57.2 million and a weighted-average lease term of 8.5 years.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

September 30, 2024
Weighted-average remaining lease term (years)	7.1
Weighted-average discount rate	6.62%
10. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America (1)	$484,533	$381,194	$1,358,135	$1,078,374
International	205,483	166,342	588,413	460,336
Total	$690,016	$547,536	$1,946,548	$1,538,710

1)Includes revenue from the United States of $462.4 million and $361.3 million for the three months ended September 30, 2024 and 2023, respectively, and $1,293.5 million and $1,022.3 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Revenue recognized during the three months ended September 30, 2024 and 2023, which was included in the deferred revenue balances at the beginning of each such period, was $378.6 million and $276.8 million, respectively. Revenue recognized during the nine months ended September 30, 2024 and 2023 that was included in the deferred revenue balances at the beginning of each such period was $701.4 million and $486.5 million, respectively.
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of September 30, 2024 and December 31, 2023, the aggregate transaction price allocated to remaining performance obligations was $1,821.8 million and $1,839.4 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Accounts Receivable
Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. During the nine months ended September 30, 2024 and 2023, the Company charged $6.8 million and $3.7 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of September 30, 2024 and December 31, 2023, unbilled accounts receivable of approximately $88.2 million and $61.2 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.
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
Deferred contract costs on the Company’s condensed consolidated balance sheets were $132.2 million and $118.7 million as of September 30, 2024 and December 31, 2023, respectively. Amortization expense was $13.5 million and $10.2 million for the three months ended September 30, 2024 and 2023, respectively, and $37.8 million and $28.2 million for the nine months ended September 30, 2024 and 2023, respectively.
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
During the three months and nine months ended September 30, 2024, 129,356 shares and 780,072 shares of Class B common stock were converted into Class A common stock, respectively.
As of September 30, 2024, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 312,921,519 shares of Class A common stock and 26,348,891 shares of Class B common stock were issued and outstanding.
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Company’s initial public offering of Class A common stock (the “IPO”), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of September 30, 2024, there were 8,303,956 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants and advisors of the Company. As of September 30, 2024, there were 86,556,049 shares available for grant under the 2019 Plan.

Stock Options
The following table summarizes the Company’s stock option activity and weighted-average exercise prices:

	Number Of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance outstanding—December 31, 2023	12,077,635	$3.24	3.4	$1,426,912
Options granted	—	—
Options exercised	(3,752,432)	1.37
Options forfeited or expired	(1,277)	5.20
Balance outstanding—September 30, 2024	8,323,926	$4.07	3.1	$923,842
Ending Exercisable—September 30, 2024	8,323,119	$4.07	3.1	$923,771
As of September 30, 2024, there were 19,970 shares of Class A common stock and 8,303,956 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2023, there were 22,926 shares of Class A common stock and 12,054,709 shares of Class B common stock issuable upon the exercise of options outstanding.
Approximately all compensation cost related to unvested stock options was recognized as of September 30, 2024 and December 31, 2023.
There were no options granted during the nine months ended September 30, 2024 and 2023. The Company received approximately $5.2 million and $17.4 million in cash proceeds from options exercised during the nine months ended September 30, 2024 and 2023, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was approximately $445.1 million and $423.0 million, respectively. The aggregate fair value of options vested during the nine months ended September 30, 2024 was insignificant. The aggregate fair value of options vested during the nine months ended September 30, 2023 was $12.5 million.
Restricted Stock Units, Restricted Stock and Performance Stock Units
The following table summarizes the activity for the Company’s unvested RSUs and PSUs:

	Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2023	13,663,501	$99.13
Awarded	4,201,096	120.28
Vested	(4,059,497)	96.02
Forfeited/canceled	(1,012,221)	101.26
Balance—September 30, 2024	12,792,879	$106.89
The Company granted no restricted shares of Class A common stock in connection with acquisitions during the nine months ended September 30, 2024.
Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $1,147.1 million and $1,187.3 million as of September 30, 2024 and December 31, 2023, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares of common stock will be recognized is 2.6 years and 2.8 years as of September 30, 2024 and December 31, 2023, respectively.
Total compensation cost related to unvested PSUs not yet recognized was approximately $61.2 million and $25.1 million as of September 30, 2024 and December 31, 2023, respectively. The weighted-average period over which this compensation cost related to unvested PSUs will be recognized is 1.5 years and 1.3 years as of September 30, 2024 and December 31, 2023, respectively.
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
The Company recognized $3.4 million and $11.4 million of stock-based compensation expense related to the ESPP during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, $19.6 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. During the nine months ended September 30, 2024, the Company issued 242,656 shares of Class A common stock under the ESPP. As of September 30, 2024, 20,549,200 shares of Class A common stock remain available for grant under the ESPP.
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
Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$6,249	$4,570	$18,169	$12,452
Research and development	90,507	79,174	266,025	229,607
Sales and marketing	30,749	26,159	88,481	75,057
General and administrative	14,685	13,211	39,200	37,063
Stock-based compensation, net of amounts capitalized	142,190	123,114	411,875	354,179
Capitalized stock-based compensation expense	4,375	3,071	11,281	11,308
Total stock-based compensation expense	$146,565	$126,185	$423,156	$365,487

12.Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$40,082	$28,801	$112,758	$70,676
Other (loss) income, net	(2,650)	1,032	(3,111)	(1,492)
Interest income and other income, net	$37,432	$29,833	$109,647	$69,184
13.Income Taxes
The Company recorded a provision for income taxes of $4.4 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively. The Company has generated U.S. operating income and has minimal profits in its foreign jurisdictions during the quarter.
The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve deemed immaterial for each of the nine months ended September 30, 2024 and 2023. The Company’s policy is to recognize interest and penalties related to uncertain income tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.
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
On August 16, 2022, the Inflation Reduction Act (“the Act”) was signed into law. The Act includes a 15.0% corporate alternative minimum tax on the adjusted financial statement income of applicable corporations and a 1.0% excise tax on all corporate stock buybacks of public companies for tax years beginning after December 31, 2022. For the nine months ended September 30, 2024, the Act did not materially impact the Company’s provision for income tax. The Company will continue to monitor any changes in tax law.
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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Basic net income (loss) per share:	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income (loss)	$47,688	$4,009	$20,809	$1,821	$127,401	$10,751	$(4,990)	$(435)
Denominator:
Weighted-average shares used in calculating net income (loss) per share, basic	311,388	26,174	299,366	26,191	308,727	26,052	296,555	25,840
Basic net income (loss) per share	$0.15	$0.15	$0.07	$0.07	$0.41	$0.41	$(0.02)	$(0.02)
Diluted net income (loss) per share:
Numerator:
Allocation of distributed net income (loss) for basic computation	$47,688	$4,009	$20,809	$1,821	$127,401	$10,751	$(4,990)	$(435)
Reallocation of undistributed net income (loss) as a result of conversion of Class B to Class A shares	4,009	—	1,821	—	10,751	—	(435)	—
Allocation of undistributed income (loss)	$51,697	$4,009	$22,630	$1,821	$138,152	$10,751	$(5,425)	$(435)
Denominator:
Number of shares used in basic calculation	311,388	26,174	299,366	26,191	308,727	26,052	296,555	25,840
Weighted-average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	26,174	—	26,191	—	26,052	—	25,840	—
Employee stock options	8,496	—	14,108	—	9,748	—	—	—
Employee stock purchase plan	10	—	26	—	25	—	—	—
Restricted stock units and performance stock units	3,236	—	3,013	—	4,332	—	—	—
Unvested restricted stock in connection with acquisition	233	—	507	—	349	—	—	—
Shares issuable upon conversion of the convertible senior notes	8,098	—	8,098	—	8,098	—	—	—
Number of shares used in diluted calculation	357,635	26,174	351,309	26,191	357,331	26,052	322,395	25,840
Diluted net income (loss) per share	$0.14	$0.15	$0.06	$0.07	$0.39	$0.41	$(0.02)	$(0.02)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of September 30,
	2024	2023
Shares subject to outstanding stock options, RSUs and PSUs	480	25,989
Unvested restricted shares of common stock	—	761
Shares subject to the employee stock purchase plan	—	248
Shares issuable upon conversion of the convertible senior notes	—	8,098
Total	480	35,096
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
As of September 30, 2024, we had $337.4 million in cash and cash equivalents and $2.9 billion in marketable securities. We generated revenue of $690.0 million and $547.5 million in the three months ended September 30, 2024 and 2023, respectively, representing year-over-year growth of 26%. For the nine months ended September 30, 2024 and 2023, our revenue was $1,946.5 million and $1,538.7 million, respectively, representing year-over-year growth of 27%. Substantially all of our revenue is from subscription software sales. While we have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, we had incurred net income (loss) of $51.7 million and $22.6 million for the three months ended September 30, 2024 and 2023, respectively, and $138.2 million and $(5.4) million for the nine months ended September 30, 2024 and 2023, respectively. Our operating cash flow was $605.4 million and $439.7 million for the nine months ended September 30, 2024 and 2023, respectively. Our free cash flow was $534.1 million and $396.3 million for the nine months ended September 30, 2024 and 2023, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including elevated inflation and interest rates, the Russian invasion of Ukraine, and the conflict in the Middle East have led to economic uncertainty. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses.

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

Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of September 30, 2024, we had approximately 29,200 customers spanning organizations of a broad range of sizes and industries, compared to approximately 26,800 as of September 30, 2023. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.
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

Expanding Within Our Existing Customer Base
Our base of customers represents a significant opportunity for further sales expansion. As of September 30, 2024, we had approximately 3,490 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 88% of our ARR, up from 3,130 customers as of September 30, 2023, representing 86% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of September 30, 2024, our trailing 12-month dollar-based net retention rate was in the mid-110%'s. As of September 30, 2023, our trailing 12-month dollar-based net retention rate was in the high-110%'s. The decline in our trailing 12-month dollar-based net retention rate was primarily attributable to slower usage growth from existing customers compared to prior periods, which may be related to the uncertain macroeconomic environment. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the trailing 12-month dollar-based net retention rate.
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

Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have demonstrated the success of our platform approach, through expansion beyond our initial infrastructure monitoring solution to include over 20 products. Approximately 83% of our customers were using more than one product as of September 30, 2024, up from approximately 82% a year earlier. Additionally, as of September 30, 2024, approximately 49% of our customers were using more than four products, up from approximately 46% a year earlier, approximately 26% of our customers were using more than six products, up from approximately 21% a year earlier, and approximately 12% of our customers were using more than eight products, up from approximately 8% a year earlier. We believe these metrics indicate strong expansion of product adoption across our platform.
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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 30% of our total revenue for each of the nine months ended September 30, 2024 and 2023. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in EMEA and APAC. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, primarily in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo.
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
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$690,016	$547,536	$1,946,548	$1,538,710
Cost of revenue (1)(2)(3)	137,756	103,319	371,353	305,079
Gross profit	552,260	444,217	1,575,195	1,233,631
Operating expenses
Research and development (1)(3)	291,802	240,225	836,389	709,197
Sales and marketing (1)(2)(3)	187,772	156,870	548,658	449,296
General and administrative (1)(3)	52,408	51,352	145,256	136,344
Total operating expenses	531,982	448,447	1,530,303	1,294,837
Operating income (loss)	20,278	(4,230)	44,892	(61,206)
Other income:
Interest expense (4)	(1,574)	(1,303)	(4,425)	(5,010)
Interest income and other income, net	37,432	29,833	109,647	69,184
Other income, net	35,858	28,530	105,222	64,174
Income before provision for income taxes	56,136	24,300	150,114	2,968
Provision for income taxes	4,439	1,670	11,962	8,393
Net income (loss)	$51,697	$22,630	$138,152	$(5,425)
_________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$6,249	$4,570	$18,169	$12,452
Research and development	90,507	79,174	266,025	229,607
Sales and marketing	30,749	26,159	88,481	75,057
General and administrative	14,685	13,211	39,200	37,063
Total	$142,190	$123,114	$411,875	$354,179
_________________

(2)Includes amortization of acquired intangibles expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$1,230	$1,974	$4,538	$6,054
Sales and marketing	208	208	618	617
Total	$1,438	$2,182	$5,156	$6,671
_________________
(3) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$118	$107	$378	$276
Research and development	6,316	5,260	23,724	15,213
Sales and marketing	1,060	2,980	3,821	5,008
General and administrative	1,621	1,342	5,199	3,450
Total	$9,115	$9,689	$33,122	$23,947
_________________
(4) Includes amortization of issuance costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Interest expense	$912	$848	$2,672	$2,539
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%	100%
Cost of revenue	20	19	19	20
Gross profit	80	81	81	80
Operating expenses
Research and development	42	44	43	46
Sales and marketing	27	29	28	29
General and administrative	8	9	7	9
Total operating expenses	77	82	78	84
Operating income (loss)	3	(1)	3	(4)
Other income:
Interest expense	0	0	0	0
Interest income and other income, net	5	5	5	4
Other income, net	5	5	5	4
Income before provision for income taxes	8	4	8	0
Provision for income taxes	1	0	1	1
Net income (loss)	7%	4%	7%	0%
(1)Certain items may not total due to rounding.

Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Revenue	$690,016	$547,536	$142,480	26%
Revenue increased by $142.5 million, or 26%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Approximately 75% of the increase in revenue was attributable to growth from existing customers, and the remaining 25% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Cost of revenue	$137,756	$103,319	$34,437	33%
Gross margin	80%	81%
Cost of revenue increased by $34.4 million, or 33%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily due to an increase of $28.6 million in third-party cloud infrastructure hosting and software costs and an increase of $4.8 million in personnel costs and other related costs as a result of increased headcount.
Our gross margin decreased by 1% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily as a result of increased spend with our third-party cloud infrastructure providers.
Research and Development

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Research and development	$291,802	$240,225	$51,577	21%
Percentage of revenue	42%	44%
Research and development expense increased by $51.6 million, or 21%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily due to an increase of $38.4 million in personnel costs including allocated overhead costs for our engineering, product and design teams as a result of increased headcount and an increase of $12.8 million in cloud infrastructure-related investments.
Sales and Marketing

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Sales and marketing	$187,772	$156,870	$30,902	20%
Percentage of revenue	27%	29%
Sales and marketing expense increased by $30.9 million, or 20%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily due to an increase of $30.3 million in personnel costs including allocated overhead costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel.

General and Administrative

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
General and administrative	$52,408	$51,352	$1,056	2%
Percentage of revenue	8%	9%
General and administrative expense increased by $1.1 million, or 2%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily due to an increase in personnel and other related costs as a result of increased headcount. The increase was offset by a decrease in legal expenses and other professional services.
Other Income, Net

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Other income, net	$35,858	$28,530	$7,328	26%
Percentage of revenue	5%	5%
Other income, net increased by $7.3 million, or 26%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily driven by an increase of $11.3 million in interest income, mainly due to income earned from investments in marketable securities.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Revenue	$1,946,548	$1,538,710	$407,838	27%
Revenue increased by $407.8 million, or 27%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Approximately 75% of the increase in revenue was attributable to growth from existing customers, and the remaining 25% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Cost of revenue	$371,353	$305,079	$66,274	22%
Gross margin	81%	80%
Cost of revenue increased by $66.3 million, or 22%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to an increase of $47.5 million in third-party cloud infrastructure hosting and software costs and an increase of $12.9 million in personnel and other related costs as a result of increased headcount.
Our gross margin increased by 1% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily as the result of revenue growth exceeding the growth of third-party cloud infrastructure provider costs due to cost savings.

Research and Development

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Research and development	$836,389	$709,197	$127,192	18%
Percentage of revenue	43%	46%
Research and development expense increased by $127.2 million, or 18%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to an increase of $109.2 million in personnel costs including allocated overhead costs for our engineering, product and design teams as a result of increased headcount and an increase of $17.8 million in cloud infrastructure-related investments.
Sales and Marketing

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Sales and marketing	$548,658	$449,296	$99,362	22%
Percentage of revenue	28%	29%
Sales and marketing expense increased by $99.4 million, or 22%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to an increase of $75.8 million in personnel costs including allocated overhead costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $21.3 million in advertising, sales, marketing and promotional activities.
General and Administrative

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
General and administrative	$145,256	$136,344	$8,912	7%
Percentage of revenue	7%	9%
General and administrative expense increased by $8.9 million, or 7%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to an increase in personnel costs including allocated overhead costs as a result of increased headcount, partially offset by a decrease in legal expenses and other professional services.
Other Income, Net

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Other income, net	$105,222	$64,174	$41,048	64%
Percentage of revenue	5%	4%
Other income, net increased by $41.0 million, or 64%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily driven by an increase of $42.1 million in interest income, mainly due to income earned from investments in marketable securities.
Liquidity and Capital Resources

Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, hosting expenses, facility expenses, and marketing expenses. We have generated positive cash flows from operations during the nine months ended September 30, 2024 and 2023. When assessing sources of liquidity, we also include cash and cash equivalents of $337.4 million and marketable securities of $2.9 billion as of September 30, 2024. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support our cash requirements for the next 12 months and beyond.
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
During the nine months ended September 30, 2024, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.
Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash provided by operating activities	$605,375	$439,728
Cash used in investing activities	(627,476)	(557,328)
Cash provided by financing activities	27,659	37,390
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2024 increased $165.6 million compared to the nine months ended September 30, 2023, primarily driven by an increase in non-cash charges of $63.0 million, an increase in accrued expenses and other current liabilities of $62.5 million, and a decrease in accounts receivable of $22.0 million. The increase in non-cash charges related primarily to an increase of $57.7 million in stock-based compensation as we continued to increase headcount to support the growth of the business. The increase in cash provided by operating activities was partially offset by a decrease in deferred revenue of $70.8 million and a decrease in accounts payable of $48.7 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 increased $70.1 million compared to the nine months ended September 30, 2023, primarily driven by a increase of $134.1 million in the purchases of marketable securities, a decrease of $36.4 million in proceeds from the sale of marketable securities, and an increase in the capitalization of software development costs of $18.0 million. The increase in cash used in investing activities was partially offset by an increase of $122.4 million in proceeds from maturities of marketable securities.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 decreased $9.7 million compared to the nine months ended September 30, 2023, primarily due to a decrease in proceeds from the exercise of stock options of $12.2 million. The decrease in cash provided by financing activities was partially offset by an increase in proceeds from the issuance of Class A common stock under the ESPP of $2.5 million.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for each of the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$605,375	$439,728
Less: Purchases of property and equipment	(26,958)	(17,191)
Less: Capitalized software development costs	(44,286)	(26,279)
Free cash flow	$534,131	$396,258
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
Interest Rate Risk
As of September 30, 2024, we had $332.5 million in cash equivalents and $2.9 billion in marketable securities, which consisted of commercial debt, commercial paper, U.S. government treasury securities, certificates of deposit, and U.S. government agency securities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of September 30, 2024, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, inflation, elevated interest rates, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, such as the COVID-19 pandemic, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, such as the conflict in the Middle East, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. Such catastrophic and disruptive events have and may adversely affect workforces, economies and financial markets globally, leading to a reduction in the ability of, or the inability of, customers, partners, suppliers, vendors or other parties to meet their contractual obligations, and for a period of time, a reduction in customer spending on technology, and such conditions have and may reoccur in the future. The war in Ukraine, conflict in the Middle East and related political and economic responses such as sanctions imposed on Russia, may also exacerbate these issues and trends especially in these regions. In addition interest rates remain elevated, which may dampen economic growth and cause companies to moderate spending on information technology. These types of unfavorable conditions could disrupt the timing of and attendance at key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted, our marketing investments, sales pipeline and ability to generate new customers and sales of our products could be negatively and adversely affected. Our competitors, many of which are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. The increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $1,946.5 million and $1,538.7 million for the nine months ended September 30, 2024 and 2023, respectively, and $2,128.4 million and $1,675.1 million for the years ended December 31, 2023 and 2022, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
Our future success depends in part on our ability to sell additional subscriptions and products to our existing customers, and our customers renewing their subscriptions when the contract term expires. The terms of our subscription agreements are primarily monthly or annual, with some quarterly, semiannual and multi-year. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Whether our customers renew or expand their subscriptions with us may be impacted by a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, or reductions in our customers’ spending on IT solutions or their spending levels generally. These factors may be exacerbated by unfavorable conditions in the economy, see “Risks Associated with our Growth—Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations” above. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. In addition, customers, including the larger customers in our AI-native cohort, which represented approximately four percentage points of our year-over-year revenue growth for the quarter ended September 30, 2024, have and may continue to rapidly increase usage of our product and then seek to optimize their usage or renew their subscriptions on different terms, which may result in revenue volatility in future quarters. If our customers do not purchase additional subscriptions and products from us, fail to renew their subscriptions or renew on different terms, our revenue may decline and our business, financial condition and results of operations may be harmed.

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
The success of our platform depends, in part, on its ability to be deployed in a self-service installation process. We currently offer more than 800 out-of-the-box integrations to assist customers in deploying Datadog, and we need to continuously modify and enhance our products to adapt to changes and innovation in existing and new technologies to maintain and grow our integrations. We expect that the number of integrations we will need to support will continue to expand as developers adopt new software platforms, and we will have to develop new versions of our products to work with those new platforms. This development effort may require significant engineering, sales and marketing resources, all of which would adversely affect our business. Any failure of our products to operate effectively with future infrastructure platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, financial condition and results of operations could be adversely affected.
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
We may also encounter new risks, challenges, and unintended consequences as a result of our use of AI. For example, the issue of intellectual property ownership and license rights surrounding AI technologies has not been fully addressed by U.S. courts or federal or state laws and regulations, and the incorporation of AI technologies into our products and services could expose us to intellectual property claims or mandatory compliance with open source software or other license terms. Our use of AI may also lead to novel cybersecurity or privacy risks which may adversely affect our operations and reputation. The European Union's Artificial Intelligence Act, which would apply beyond the European Union’s borders, came into force in August 2024, and various other governments have proposed policy and regulatory responses to oversee the use of AI. Compliance with regulations as well as social and ethical standards relating to AI may require significant research and development costs as well as management and employee attention. Any actual or perceived failure to comply with these laws, regulations or ethical standards could include severe penalties, reputational harm, and slow adoption of AI in our products and services. In addition, our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or commercially unreasonable terms of service.
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
The CCPA, which became effective on January 1, 2020, gives California residents (including consumers, employees, job applicants and business representatives) expanded rights to access and delete their personal information, opt out of the sale of personal information, and receive detailed information about how their personal information is used. The CCPA provides a private right of action and statutory damages for data breaches and may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. In addition, the amendments to the CCPA made by the California Privacy Rights Act, or the CPRA, went into effect on January 1, 2023. The CPRA amends the CCPA to give California residents the ability to limit the use of their sensitive information, provide additional penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. These changes to the CCPA could impact our business activities depending on how they are interpreted. Many other states have enacted or proposed comprehensive privacy laws, which either have gone into effect or are expected to go into effect over the next several years. These laws exemplify the vulnerability of our business to the evolving regulatory environment related to the protection of personal information.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 30% for each of the nine months ended September 30, 2024 and 2023. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of September 30, 2024, approximately 40% of our full-time employees were located outside of the United States, 34% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2024, our outstanding shares of Class B common stock represented approximately 46% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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
Further, as of September 30, 2024, holders of a substantial number of shares of our capital stock have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
(a)Recent Sales of Unregistered Equity Securities

None.
(b) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2024, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted written plans intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the sale of the Company’s securities as set forth in the table below.

Name	Position	Adoption Date	Total Shares of Class A Common Stock to be Sold	Expiration Date

Adam Blitzer	Chief Operating Officer	August 14, 2024	Up to 197,976 (1)(2)	December 31, 2025
Amit Agarwal	President	August 16, 2024	698,058	August 16, 2025
Olivier Pomel	Chief Executive Officer	September 13, 2024	1,983,606(3)	December 19, 2025
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

(2)Includes up to 45,938 shares subject to PSUs previously awarded to Mr Blitzer that may vest and be released upon the satisfaction of the applicable performance conditions (the “Blitzer PSUs”). The actual number of Blitzer PSUs that will vest is not yet determinable.

(3)Approximately 774,000 shares will be sold in sell-to-cover transactions intended to satisfy tax withholding obligations and exercise costs realized upon the exercise of stock options.

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

DATADOG, INC.

Date: November 8, 2024	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2024	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)