Form 10-K
period 2024-12-31
Datadog, Inc.
filed 2025-02-20
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Select Market on June 30, 2024 was approximately $39.2 billion.
As of February 6, 2025, there were 317,257,399 shares of the registrant’s Class A common stock and 25,506,617 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

DATADOG, INC.
2024 ANNUAL REPORT ON FORM 10-K

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
•Our business depends on our existing customers purchasing additional subscriptions and products from us and renewing their subscriptions. If our customers do not renew or expand their subscriptions with us, or decrease their spend on our products, our future operating results would be harmed.
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
•We and our third-party service providers are subject to stringent and changing laws, regulations standards, and contractual obligations related to data privacy and security. Actual or perceived failure by us or our third-party service providers to comply with such laws, regulations, standards, or contractual obligations could harm our business.
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
•our ability to sustain profitability;
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
The Gartner content referenced herein (the “Gartner Content”) represents research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. The Gartner Content speaks as of its original publication date in December 2024 (and not as of the date of this Annual Report on Form 10-K) and the opinions expressed in the Gartner Content are subject to change without notice.

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
Software applications are transforming how organizations engage with customers and operate their businesses. Companies across all industries are re-platforming their businesses to cloud native or hybrid on-premise and cloud infrastructures to enable this digital transformation. Historically, engineering teams have been siloed, making the development of next generation applications in dynamic cloud environments challenging. We started Datadog to break this model and facilitate collaboration among development and operations teams, enabling the adoption of DevOps practices. Since then, we have continuously pushed to unify separate tools into an integrated monitoring and analytics platform, readily available to everyone who cares about applications and their impact on business. And while we continue to broaden our capabilities in observability, we have expanded our platform into use cases beyond observability, including cloud security, software delivery, and cloud service management.
With our founding goal of breaking down silos between Dev and Ops, we set out in 2010 to build a real-time data integration platform to turn chaos of having uncorrelated data from disparate sources into digestible and actionable insights. Since launching our first use case with Infrastructure Monitoring in 2012, we have expanded our platform rapidly, and today, we offer end-to-end monitoring and analytics, powered by a common data model that is extensible for use cases across observability, security, software delivery, and service management. In 2024, we launched Event Management to aggregate and consolidate alerts to accelerate remediation, and LLM Observability to help customers investigate how they can safely deploy and manage their models in production.
Our proprietary platform combines the power of metrics, traces, logs, user sessions, security signals, and other data from a single agent and over 850 integrations to provide a unified view of infrastructure, application performance and the real-time events impacting performance. Datadog is designed to be cloud agnostic and easy to deploy, with hundreds of out-of-the-box integrations, a built-in understanding of modern technology stacks, and extensive customizations. Customers can deploy our platform across their entire infrastructure, making it ubiquitous and a daily part of the lives of developers, operations engineers, security professionals, and business leaders.
We believe that our platform currently addresses a significant portion of the IT Operations Management market. According to Gartner, the IT Operations Management market represents a $81 billion opportunity in 2028. We believe a large portion of this spend is for legacy on-premise and private cloud environments but does not fully include the opportunity in modern multi-cloud and hybrid cloud environments. Our platform is designed to address both legacy and modern environments.
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

•Built for dynamic cloud and hybrid infrastructures. Our innovative platform was born in the cloud and was built to work with ephemeral cloud technologies such as microservices, containers and serverless computing. Our data model was built to work at cloud scale with highly dynamic data sets and processes trillions of events per hour.
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
•Integrated data platform. We were the first to combine the “three pillars of observability” - metrics, traces, and logs - into a single end-to-end platform with the introduction of our log management solution in 2018. Today, our platform combines infrastructure monitoring, application performance monitoring, log management, user experience monitoring, security monitoring, cloud service management, and developer-focused monitoring in one integrated data platform. This approach increases efficiency by reducing both the expense and friction of attempting to glean insights from disparate systems. We are able to provide a unified view across the IT stack, including infrastructure and application performance, as well as the real-time events impacting performance. Each of our products is integrated and, taken together, they provide the ability to view metrics, traces, logs, sessions, security signals, and other data side-by-side and to perform correlation analysis.
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
•Integrates with our customers’ complex environments. We enable development and operations teams to harness the full spectrum of SaaS and open source tools. We have over 850 out-of-the-box integrations with technologies to provide significant value to our customers without the need for professional services. Our integrations provide for comprehensive data point aggregation and consistent, up-to-date, high-quality customer experiences across heterogeneous IT environments as they are fully maintained by Datadog.
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
•Scalable. Our SaaS platform is delivered through the cloud. Our platform is massively scalable, currently monitoring trillions of events per hour and millions of servers and containers at any point in time. We offer secure, easily accessible data retention at full granularity for extensive periods of time, which can provide customers with a complete view of their historical data.

Key Benefits to Our Customers
Organizations of all sizes, in all industries, both private and public, purchase our products for a variety of use cases. As of December 31, 2024, we had approximately 30,000 customers in over 150 countries. Our platform provides the following key benefits to our customers:
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
•Expand within our existing customer base through broader deployments, new use cases and new product adoption. Our base of approximately 30,000 customers as of December 31, 2024 represents a significant opportunity for further sales expansion. We plan to continue to increase sales within our existing customer base through increased usage of our platform and the cross selling of additional products.
•Expand our technology leadership through continued investment and new products. We intend to invest in expanding the functionality of our current platform and adding capabilities that address new market opportunities. We have a history of continued innovation. For example, in 2017 we launched APM; in 2018 we launched Log Management; in 2019 we launched Digital Experience Monitoring and Network Performance Monitoring; in 2020 we launched Cloud SIEM, Continuous Profiler and Incident Management; in 2021 we launched Cloud Security Posture Management, Cloud Workload Security, Database Monitoring, and Sensitive Data Scanner; in 2022 we launched Application Security Management, Cloud Security Management, Audit Trail, Observability Pipelines, Cloud Cost Management, and Universal Service Monitoring; in 2023 we launched Application Vulnerability Management, Data Streams Monitoring, and Workflow Automation; and in 2024 we launched Event Management and LLM Observability.
•Expand our customer base internationally. We believe there is a significant opportunity to continue to expand usage of our platform outside of the United States, as international markets have increased the shift of their IT spend to the cloud.
Our Platform

Our proprietary platform provides real-time insights into software applications and IT infrastructure performance to enable better user experiences, faster problem detection and resolution and smarter, more impactful business decisions. Our platform is modular and includes infrastructure monitoring, application performance monitoring, log management, user experience monitoring, network performance monitoring, cloud and application security, developer-focused observability, and cloud service management, as well as a range of shared features such as sophisticated dashboards, advanced analytics, collaboration tools, workflow automation, and alerting capabilities. Many of our products are fully capable stand-alone so clients can choose to use different capabilities incrementally or deploy many at once. When deployed together, our products automatically enable cross-correlation, which in turn allows customers to gain greater levels of visibility across their infrastructure and applications to more rapidly troubleshoot problems.
Our platform is supported by more than 850 integrations to seamlessly aggregate metrics and events across all of the systems and services that power digital businesses. Our easy-to-use platform is deployed through a self-service installation process. Users can derive value from our platform within minutes without any specialized training or heavy implementation or customization. Customers can easily expand their usage of our platform on a self-serve basis, adding hosts or volumes of data monitored. Our platform is massively scalable currently monitoring trillions of events per hour and millions of servers and containers.
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
•Robust, Deep Data Set. Our client-side collection technology relies on installation of a single agent for metrics, traces, logs, and other data, allowing for a simple, seamless deployment experience for the customers. We ingest massive amounts of complex data and normalize it. The volume of data associated with combining infrastructure, APM, log management, and other products provides for a dramatically more robust data set than any of the individual data sources would provide on their own.
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
•850+ Fully Supported Integrations. We offer more than 850 out-of-the-box integrations including public cloud, private cloud, on-premise hardware, databases and third-party software.
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
•Log Management. Log Management for applications, systems and cloud platforms ingests data, creates indexes and enables querying of logs with visualizations and alerting to provide immediate insight into any performance issues. Logging Without Limits® decouples the cost of log ingestion from processing, allowing customers to cost effectively collect a massive volume of logs and selectively process those they need to monitor. Flex Logs decouples storage from query, so customers can adjust their retention and querying capacity independently and serve more use cases within the Datadog platform.
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
•Data Observability. Data Observability brings production-level observability to the data engineering space, and consists of Data Streams Monitoring (DSM) and Data Jobs Monitoring (DJM). DSM enables customers to easily track and improve the performance of event-driven applications. DJM helps data platform teams and data engineers detect, remediate, and optimize problematic Spark and Databricks jobs,
•Universal Service Monitoring. Universal Service Monitoring automatically detects all microservices across an organization's environment and provides instant visibility into their health and dependencies—all without any code changes.
•Network Monitoring. Cloud Network Monitoring enables the analysis and visualization of the flow of network traffic in on-premise, cloud-based or hybrid environments, helping customers determine when the network is the root cause of an issue. Network Device Monitoring seamlessly consolidates monitoring and troubleshooting of network hardware, such as routers, firewalls, switches, load balancers, and other network devices.
•Error Tracking. Error Tracking reduces noise by intelligently grouping errors into issues across frontend and backend applications. By providing rich debug context, down to lines of code, Error Tracking helps users identify root problems, accelerating incident resolution.
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
•LLM Observability. LLM, or Large Language Model, Observability provides end-to-end tracing of LLM chains with visibility into input-output, errors, token usage, and latency at each step. LLM Observability seamlessly correlates LLM traces with APM and utilizes cluster visualization to identify drifts, enabling users to swiftly resolve issues and scale AI applications in production, while improving accuracy and reducing privacy risks.
•Event Management. Event Management uses AIOps to intelligently aggregate and consolidate alerts into one consistent view to help centralized operations teams discover and resolve issues faster. Event Management helps teams paint a complete picture of incidents and their underlying causes by reducing noise and enriching events with observability context.
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
As of December 31, 2024, we had approximately 3,000 employees in our sales and marketing organization, including sales development, field sales, sales engineering, technical solutions, business development, sales operations, sales strategy, customer success and marketing personnel. We intend to continue to invest in our sales and marketing capabilities to capitalize on our market opportunity.

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
Our research and development team consists of our software engineering, product management, development and site reliability engineering teams. As of December 31, 2024, we had approximately 3,100 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform and products.
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
•with respect to Log Management, we compete with Cisco Systems, Inc., and Elastic N.V.
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

Human Capital Management
As of December 31, 2024, we had approximately 6,500 employees operating across 33 countries. Approximately 41% of our full-time employees as of that date were located outside of the United States, 35% of whom were located in France. In countries in which we operate, such as France, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages and we consider our relations with our employees to be good.
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
As of December 31, 2024, we own forty-two patents globally, nine patent applications pending for examination in the United States, three pending PCT applications, and four pending foreign patent applications. The pending U.S. patent applications, if issued, would be scheduled to expire between 2039 and 2043. Despite our pending patent applications, there can be no assurance that our patent applications will result in issued patents. As of December 31, 2024, we own nine registered trademarks in the United States and one hundred twenty-four registered trademarks in various non-U.S. jurisdictions. However, as we have expanded internationally, we have been unable to register or obtain the exclusive right to use the Datadog trademark in certain jurisdictions, and as we continue to expand may face similar issues in other jurisdictions.
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
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, fluctuating inflation and interest rates, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, such as the war in Ukraine and conflicts in the Middle East, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. Such catastrophic and disruptive events have and may adversely affect workforces, economies and financial markets globally, leading to a reduction in the ability of, or the inability of, customers, partners, suppliers, vendors or other parties to meet their contractual obligations, and for a period of time, a reduction in customer spending on technology, and such conditions have and may reoccur in the future. The war in Ukraine, conflicts in the Middle East and related political and economic responses such as sanctions imposed on Russia, may also exacerbate these issues and trends especially in these regions. In addition interest rates remain elevated, which may dampen economic growth and cause companies to moderate spending on information technology. These types of unfavorable conditions could disrupt the timing of and attendance at key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted, our marketing investments, sales pipeline and ability to generate new customers and sales of our products could be negatively and adversely affected. Our competitors, many of which are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. The increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $2,684.3 million, $2,128.4 million and $1,675.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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

Additional factors that may impact the growth of our revenue are described under Part I — Item 1. Business in this Annual Report on Form 10-K.
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
•acquisitions or strategic investments;
•international expansion; and
•general administration.
These investments may not result in increased revenue growth in our business. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. In future periods if our revenue growth does not meet our expectations or increase at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations may be harmed, and we may not maintain profitability in the future.
We have a history of operating losses and may not sustain profitability in the future.

Prior to the year ended December 31, 2023, we incurred net losses in each fiscal year since our inception, including a net loss of $(50.2) million in the year ended December 31, 2022. While we have experienced significant revenue growth in recent periods and periods of profitability, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth and the expansion of our customer base. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to sustain profitability, the value of our business and Class A common stock may significantly decrease.
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
We have funded our operations since inception primarily through equity and debt financings and sales of our products. We cannot be certain if our operations will continue to generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests. See also "Risks Related to Our Outstanding Notes."
Strategic and Operational Risks
Our business depends on our existing customers purchasing additional subscriptions and products from us and renewing their subscriptions. If our customers do not renew or expand their subscriptions with us, or decrease their spend on our products, our future operating results would be harmed.
Our future success depends in part on our ability to sell additional subscriptions and products to our existing customers, and our customers renewing their subscriptions when the contract term expires. The terms of our subscription agreements are primarily monthly or annual, with some quarterly, semiannual and multi-year. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Whether our customers renew or expand their subscriptions with us may be impacted by a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, or reductions in our customers’ spending on IT solutions or their spending levels generally. These factors may be exacerbated by unfavorable conditions in the economy, see “Risks Associated with our Growth—Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations” above. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. Certain customers and cohorts of customers in specific industries have or in the future may increase usage of our product and then seek to optimize their usage, renew their subscriptions on terms less favorable to us, or not renew their subscriptions, which may result in revenue volatility. For example, in prior periods customers in our cloud-native cohort, and more recently larger customers in our AI-native cohort, which cohort represented approximately five percentage points of our year-over-year revenue growth for the quarter ended December 31, 2024, have rapidly increased their usage of our product and then optimized or may in the future optimize their usage. If our customers do not purchase additional subscriptions and products from us, fail to renew their subscriptions or renew on different terms, our revenue may decline and our business, financial condition and results of operations may be harmed.

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
If we or the third-parties with whom we work experience, or are unable to protect against cyber-attacks, ransomware, security incidents, or security breaches, or if unauthorized parties otherwise obtain access to or otherwise compromise our customers’ data, our data, or our platform and information technology systems, then our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities or additional expenses.

We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share personal, confidential, and proprietary information and other information (collectively, sensitive information) necessary to provide our services, to operate our business, for legal and marketing purposes, and for other business-related purposes.
Our platform and products involve the storage and transmission of data, including personal information, and security breaches or unauthorized access to our platform and products, or those of the third-parties with whom we work, could result in the unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to sensitive information including our customers' data. Consequently, we may be subject to significant litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities. We have previously and may in the future become the target of cyber-attacks by third parties, including without limitation nation-state actors, seeking to gain unauthorized access to and exfiltrate our or our customers’ data, including confidential and personal information, or to disrupt our ability to provide our services. In addition, many of our employees work remotely and utilize network connections, computers and devices outside our premises or network, which may pose additional data security risks (including, for example, the increasing number of phishing and malicious emails we continue to receive). The reliability and continuous availability of our platform is critical to our success.
We use third-parties, including sub-processors, to help us deliver services to our customers. These vendors, such as cloud infrastructure providers, store or process personal and confidential information for us or our customers. We use third-party technology, systems and services in a variety of contexts, including, without limitation, cloud infrastructure, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing and other functions. While we have taken steps designed to protect the confidential and personal information that we have access to, our security measures or those of the third-parties with whom we work that store or otherwise process certain of our and our customers’ data on our behalf could be breached or we could suffer a loss of our or our customers’ data. Our ability to monitor these third-parties’ data security is limited, and they may not have adequate information security measures in place. Cyber-attacks, computer malware, viruses, employee mistakes or malfeasance, social engineering (including through deep fakes and spear phishing), malicious code, denial-of-service attacks, credential harvesting and general hacking have become more prevalent in our industry, particularly against cloud services, and have become enhanced or facilitated by artificial intelligence. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are prevalent and can lead to significant interruptions, delays, or outages in our operations, loss of data (including customer data), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Despite the security controls we have in place, such attacks are very difficult to avoid.

There can be no assurance that any security measures that we or the third-parties with whom we work have implemented will be effective against current or future security threats. While we have developed systems and processes designed to protect the integrity, confidentiality, and security of our and our customers’ data, our security measures or those of the third-parties with whom we work could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.
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
In addition, we do not directly control content that our customers store in our products. If our customers use our products for the collection, transmission or storage of personal information and our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. Our remediation efforts may not be successful. We employ a shared responsibility model where our customers are responsible for using, configuring, and otherwise implementing security measures related to our platform, services, and products. As part of this shared responsibility security model, we make certain security features available to our customers that can be implemented at our customers’ discretion, or identify security areas or measures for which our customers are responsible. In certain cases our customers may choose not to implement, or may incorrectly implement, those features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure, or security incidents. Even if we are not the cause of a resulting customer security issue or incident, our customer relationships, reputation, and business may be adversely impacted.
We also process, store and transmit our own data as part of our business and operations. This data includes personal, confidential or proprietary information. We may expend significant resources, fundamentally change our business activities and practices, or modify our operations or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities.

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities on a timely basis. Among other things, our applications, systems, networks, software, other computer assets and physical facilities could be breached or could otherwise malfunction or fail, or the sensitive information that we store could be otherwise compromised due to employee error or malfeasance, if, for example, third parties fraudulently induce our employees or our members to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. Additionally, from time to time employees or service providers may inadvertently misconfigure resources or misdirect certain communications, leading to security vulnerabilities or incidents that we must then expend effort and incur expenses to correct.
We may have contractual and other legal obligations, or we may voluntarily choose, to notify relevant stakeholders of security incidents. For instance, most jurisdictions have enacted laws, such as the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. Such mandatory contractual and legal disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach, and any failure to provide appropriate notice may violate the terms of our customer contracts. Applicable laws, our contracts and our representations require us to implement and maintain industry-standard or reasonable measures to safeguard personal information or confidential information. A security breach could lead to claims by our customers, or other relevant stakeholders, that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that any limitations of liability would be enforceable or adequate or would otherwise protect us from liabilities or damages.

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

Additionally, we cannot be certain that our insurance coverage will be adequate or sufficient for fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of privacy or security incidents or breaches. If the impacts of a privacy or security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage, cyber coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of sensitive information.
Real or perceived errors, failures or bugs in our software could adversely affect our business, results of operations, financial condition and growth prospects.

Our software is complex and therefore, undetected errors, failures or bugs have occurred in the past and may occur in the future. Our software is used in IT environments with different operating systems, system management software, applications, devices, databases, servers, storage, middleware, custom and third-party applications and equipment and networking configurations, which may cause errors or failures in the IT environment into which our software is deployed. This diversity increases the likelihood of errors or failures in those IT environments. Despite testing by us, real or perceived errors, failures or bugs may not be found until our customers use our software. Our systems could also be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies, and such vulnerabilities may not be discovered during our due diligence. Real or perceived errors, failures or bugs in our products could result in negative publicity, security breaches or other security incidents, loss of or delay in market acceptance of our software, regulatory investigations and enforcement actions, harm to our brand, weakening of our competitive position, or claims by customers for losses sustained by them or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any real or perceived errors, failures or bugs in our software could also impair our ability to attract new customers, retain existing customers or expand their use of our software, which would adversely affect our business, results of operations and financial condition.

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
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, including those impacted by the war in Ukraine and conflicts in the Middle East;
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, fluctuating inflation and interest rates, and uncertainty about economic stability. For a discussion of certain of these economic, political, regulatory, and market risks, see “Risks Associated with our Growth—Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations”. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, or do not improve, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including personnel costs.
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
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing SaaS applications,those experienced with artificial intelligence and machine learning, and experienced sales professionals. If we are unable to attract such personnel in cities where we are located, we may need to hire in other locations which may add to the complexity and costs of our business operations. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the value or perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
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
We believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we continue to grow and expand globally, we may find it difficult to maintain these important aspects of our culture particularly given remote or hybrid work arrangements. If we fail to maintain our company culture, our business and competitive position may be harmed.
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
The success of our platform depends, in part, on its ability to be deployed in a self-service installation process. We currently offer more than 850 out-of-the-box integrations to assist customers in deploying Datadog, and we need to continuously modify and enhance our products to adapt to changes and innovation in existing and new technologies to maintain and grow our integrations. We expect that the number of integrations we will need to support will continue to expand as developers adopt new software platforms, and we will have to develop new versions of our products to work with those new platforms. This development effort may require significant engineering, sales and marketing resources, all of which would adversely affect our business. Any failure of our products to operate effectively with future infrastructure platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, financial condition and results of operations could be adversely affected.
The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition and results of operations could be harmed.
Our unified platform combines functionality from numerous traditional product categories, and hence we compete in each of these categories with home-grown and open-source technologies, as well as a number of different vendors. With respect to on-premise infrastructure monitoring, we compete with diversified technology companies and systems management vendors including IBM, Microsoft Corporation, and SolarWinds Corporation. With respect to APM, we compete with companies including Cisco Systems, Inc., New Relic, Inc. and Dynatrace Software Inc. With respect to log management, we compete with companies including Cisco Systems, Inc. and Elastic N.V. With respect to cloud monitoring, we compete with native solutions from cloud providers such as AWS, GCP and Microsoft Azure. In addition, we may increasingly choose to allow these third-party hosting providers to offer our solutions directly through their customer marketplaces. An increasing number of sales through cloud provider marketplaces could reduce both the number of customers with whom we have direct commercial relationships as well as our profit margins on sales made through such marketplaces.
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

We may also encounter new risks, challenges, and unintended consequences as a result of our use of AI. For example, the issue of intellectual property ownership and license rights surrounding AI technologies has not been fully addressed by U.S. courts or federal or state laws and regulations, and the incorporation of AI technologies into our products and services could expose us to intellectual property claims or mandatory compliance with open source software or other license terms. Our use of AI may also lead to novel cybersecurity or privacy risks which may adversely affect our operations and reputation. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI and machine learning technologies. For example, the European Union's Artificial Intelligence Act, which would apply beyond the European Union’s borders, came into effect in August 2024. It contains numerous requirements regarding the development and use of AI and imposes significant monetary fines. In addition, the Federal Trade Commission has required other companies to disgorge valuable insights or trainings generated through the use of AI or machine learning technologies where they allege the company has violated privacy and consumer protection laws. Compliance with regulations as well as social and ethical standards relating to AI may require significant research and development costs as well as management and employee attention. Any actual or perceived failure to comply with these laws, regulations or ethical standards could include severe penalties, reputational harm, and slow adoption of AI in our products and services. In addition, our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or commercially unreasonable terms of service.
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
We and the third-parties with whom we work are subject to stringent and changing laws, regulations, standards, and contractual obligations related to data privacy and security. Actual or perceived failure by us or the third-parties with whom we work providers to comply with such laws, regulations, standards, or contractual obligations could harm our business.
We have legal, contractual and other applicable obligations regarding the protection and appropriate use of sensitive information that we and the third-parties with whom we work process. We are subject to a variety of federal, state, local and foreign laws, directives, regulations, and industry standards, relating to the collection, use, retention, security, disclosure, transfer and other processing of personal information. The regulatory framework for and users' expectations around privacy and security issues worldwide is rapidly evolving and as a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future resulting in possible significant operational costs for compliance and risk to our business. In addition, new technologies we use in our products or in our business, like AI and machine learning, may also subject us to new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results.

Internationally, nearly every jurisdiction in which we operate has established its own data security and privacy legal framework with which we, the third-parties with whom we work, or our customers must comply. For example, the European Union's General Data Protection Regulation, or EU GDPR, and the United Kingdom's General Data Protection Regulation, or UK GDPR, contain numerous requirements and changes from previously existing law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies and data protection authorities. Under both the EU GDPR and UK GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, significant monetary fines, and private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
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
Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, and strict limitations to the processing of personal information, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China enacted its Personal Information Protection Law, Canada introduced the Digital Charter Implementation Act and India enacted the Information Technology Act.
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
Additionally, European legislative proposals and present laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing. In the EU and the United Kingdom, regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem and requirements around consent and have issued significant fines when consent was not obtained. It is anticipated that the ePrivacy Regulation will replace the current national laws that implement the ePrivacy Directive that governs electronic communications. Outside of Europe, other laws and regulations, including legislative proposals, individual behavior and industry practices are increasingly resistant to the use of personal information to deliver targeted advertising, making certain online advertising activities more difficult and subject to additional scrutiny. For example, the California Consumer Privacy Act, or CCPA, grants California residents the right to opt-out of a company’s sharing of personal information for cross-context behavioral advertising purposes. Other comprehensive U.S. state privacy laws extend similar rights to residents. As a result of these developments, we may be required to change the way we market our products, which would impair our ability to reach new or existing customers.

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
The CCPA, which became effective on January 1, 2020, gives California residents (including consumers, employees, job applicants and business representatives) expanded rights to access and delete their personal information, opt out of the sale of personal information, and receive detailed information about how their personal information is used. The CCPA provides a private right of action and statutory damages for data breaches and may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. In addition, the amendments to the CCPA made by the California Privacy Rights Act, or the CPRA, went into effect on January 1, 2023. The CPRA amends the CCPA to give California residents the ability to limit the use of their sensitive personal information, provide additional penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. These changes to the CCPA could impact our business activities depending on how they are interpreted. Many other states have enacted or proposed comprehensive privacy laws, which either have gone into effect or are expected to go into effect over the next several years. These laws exemplify the vulnerability of our business to the evolving regulatory environment related to the protection of personal information.
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
A portion of our sales are to U.S. federal, state, and local, as well as foreign, governmental agency customers, as well as to customers in highly regulated industries such as financial services, telecommunications and healthcare. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change which may restrict our ability to sell into the government sector until we are able to comply with the revised contracting requirements. Government demand and payment for our products are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products.
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
Standards for tracking and reporting ESG matters continue to evolve. Our interpretation or application of frameworks and standards may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between us and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required by various regulators, and such standards may change over time, which could result in significant revisions to our ESG metrics. New legal and regulatory ESG requirements and disclosures in the United States, Europe and elsewhere may lead to significant compliance costs, may heighten scrutiny of our ESG practices and may require us to change our current practices.
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
As of December 31, 2024, we have approximately $263.0 million of net operating loss carryforwards, or NOLs, for state income tax purposes, which begin to expire in 2028 if not utilized. We have fully utilized all of our existing NOLs for federal income tax purposes, other than certain NOLs of entities that we have acquired, which are subject to annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, as discussed below. We are evaluating the impact of any Section 382 limitation on our utilization of these acquired NOLs. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under current law, U.S. federal NOLs incurred in taxable years after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in a particular taxable year is limited to 80% of taxable income in such year. A lack of future taxable income would adversely affect our ability to utilize portions of these NOLs before they expire.
In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs and tax credits to offset post-change taxable income or taxes. Our ability to utilize NOLs and tax credits of companies that we have acquired or may acquire in the future may be subject to limitations. Furthermore, if we generate NOLs in the future, and we experience a future ownership change under Section 382 of the Code, our ability to utilize our NOLs and tax credits to offset our income may be subject to limitation. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our future NOLs or the NOLs of companies that we have acquired or may acquire in the future could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize NOLs and tax credits that are or may in the future be reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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
•our ability to substantiate and utilize research and development tax credits to offset our future tax liabilities, taking into account any limitations under Section 382;
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
The OECD's Pillar Two model rules introduced a global minimum tax of 15%. These model rules have been adopted by various governments around the world, some of which are effective for tax periods beginning on or after December 31, 2023. There is no material impact on our financial statements for the tax period ending December 31, 2024.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 30% for the year ended December 31, 2024. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of December 31, 2024, approximately 41% of our full-time employees were located outside of the United States, 35% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
•political instability, terrorist activities and military conflict, including the war in Ukraine and conflicts in the Middle East;
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2024, our outstanding shares of Class B common stock represented approximately 44% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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

In addition, certain index providers have in the past imposed restrictions on including companies with multiple class share structures in certain of their indexes. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
Future sales of our Class A common stock in the public market could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to continue to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we have and may continue to acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline. Furthermore, if we issue additional equity or convertible debt securities, the new equity securities could have rights senior to those of our Class A common stock. For example, if we elect to settle our conversion obligation under our 0.125% Convertible Senior Notes due 2025, or our 2025 Notes, or our 0.00% Convertible Senior Notes due 2029, or the 2029 Notes and together with the 2025 Notes, the Notes, in each case, in shares of our Class A common stock or a combination of cash and shares of our Class A common stock, the issuance of such Class A common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices.
If securities or industry analysts cease publishing research or publish unfavorable or inaccurate research about our business, or if we fail to meet or significantly exceed our publicly announced financial guidance or the expectations of analysts or public investors, the market price and trading volume of our Class A common stock could decline.
The market price and trading volume of our Class A common stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If securities or industry analysts cease coverage of us, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by those companies or the expectations of analysts. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations or analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research on us. As a result, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.
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
Risks Related to Our Outstanding Notes
We may not have sufficient cash flow from our business to make payments on our significant debt when due, and we may incur additional indebtedness in the future.
We issued the 2025 Notes and the 2029 Notes in private placements in June 2020 and December 2024, respectively. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
In addition, we may incur substantial additional debt in the future, subject to the restrictions contained in our future debt agreements, some of which may be secured debt. We are not restricted under the terms of the indentures governing the Notes, from incurring additional debt, securing existing or future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that are not limited by the terms of the indentures governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due.
The conditional conversion feature of the Notes may adversely affect our financial condition and operating results.
Each series of Notes is convertible at the option of its holders prior to their scheduled maturity in the event one or more of the conditional conversion features of such series of Notes are triggered. Based on the last reported sale prices of our Class A common stock during the quarter ended December 31, 2024, holders of the 2025 Notes are entitled to convert the 2025 Notes during the first quarter of 2025. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify the outstanding principal of the applicable series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The capped call transactions may affect the value of the Notes and the market price of our Class A common stock.
In connection with the pricing of each series of Notes, we entered into capped call transactions with the applicable option counterparties. The capped call transactions cover, subject to customary adjustments (which, in the case of the capped call transactions entered into in connection with the 2029 Notes, are substantially similar to those applicable to the 2029 Notes), the number of shares of our Class A common stock that initially underlie the applicable series of Notes. The capped call transactions are generally expected to reduce the potential dilution to our Class A common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, the applicable option counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock and/or purchased shares of our Class A common stock concurrently with or shortly after the pricing of the applicable series of Notes, including with certain investors in the applicable series of Notes.
In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following the pricing of the applicable series of Notes and prior to the maturity of the applicable series of Notes. They are likely to do so during any observation period related to a conversion of each series of Notes, or, to the extent we exercise the relevant election under the capped call transactions following any repurchase or redemption of the Notes. This activity could also cause or avoid an increase or decrease in the market price of our Class A common stock or the trading price of the Notes. The potential effect, if any, of these transactions and activities on the market price of our Class A common stock or the trading price of the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our Class A common stock.
We are subject to counterparty risk with respect to the capped call transactions.
The option counterparties to the capped call transactions are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions and could adversely affect the option counterparties’ performance under the capped call transactions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated with an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer more dilution, the effect of which would not be compensated for, than we currently anticipate with respect to our Class A common stock.
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
We have previously and may in the future become the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our ability to provide our services. As a result, we have expended and plan to continue to expend significant resources in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities. Notwithstanding the measures and processes we take to manage cybersecurity risk, there is no guarantee that these measures and processes will be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For a description of the risks from cybersecurity threats that may materially affect the Company and how those risks may affect the Company, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including without limitation “Strategic and Operational Risks—If we or the third parties with whom we work experience, or are unable to protect against cyber-attacks, ransomware, security incidents, or security breaches, or if unauthorized parties otherwise obtain access to or otherwise compromise our customers’ data, our data, or our platform and information technology systems, then our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities or additional expenses.”
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
Item 2. Properties
Our current principal executive office is located in New York, New York and, as of December 31, 2024, it consists of approximately 301,000 square feet of space under leases that expire in June 2033.
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
As of February 6, 2025, there were 41 holders of record of our Class A common stock and 24 holders of record of our Class B common stock.
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
Recent Sales of Unregistered Equity Securities
During the year ended December 31, 2024, we issued 40,577 shares of Class A common stock as consideration in acquisitions. The issuance was deemed exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
The graph below shows a comparison, from September 19, 2019 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2024, of the cumulative total return to stockholders of our Class A common stock relative to the Nasdaq-100 Index, or the Nasdaq 100, and the Nasdaq Computer Index, or the Nasdaq Computer.

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
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the fiscal years ended December 31, 2024 and 2023, and year-to-year comparisons between fiscal 2024 and fiscal 2023. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2022 and year-to-year comparisons between fiscal 2023 and fiscal 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 24, 2023.
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
As of December 31, 2024, we had $1,247.0 million in cash and cash equivalents and $2,942.1 million in marketable securities. We have grown rapidly in recent periods, with revenues for the fiscal years ended December 31, 2024, 2023 and 2022 of $2,684.3 million, $2,128.4 million, and $1,675.1 million, respectively, representing year-over-year growth of 26% from the fiscal year ended December 31, 2023 to the fiscal year ended December 31, 2024 and 27% from the fiscal year ended December 31, 2022 to the fiscal year ended December 31, 2023. Substantially all of our revenue is from subscription software sales. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net income (losses) of $183.7 million, $48.6 million and $(50.2) million for the fiscal years ended December 31, 2024, 2023 and 2022, respectively. Our operating cash flow was $870.6 million, $660.0 million and $418.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our free cash flow was $775.1 million, $597.5 million and $353.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including fluctuating inflation and interest rates, the Russian invasion of Ukraine, and the conflicts in the Middle East have led to economic uncertainty. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses.
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
Convertible Senior Notes
In December 2024, we completed a private offering of $1.0 billion aggregate principal amount of the 2029 Notes. The total proceeds from the 2029 Notes offering were approximately $979.1 million, net of $20.9 million of debt issuance costs.
We used a portion of the net proceeds from the offering (i) to pay the $100.9 million cost of the privately negotiated capped call transactions relating to the 2029 Notes, or the Capped Calls and (ii) to repurchase for $196.8 million in privately negotiated transactions approximately $112.0 million in aggregate principal amount of the 2025 Notes, including accrued and unpaid interest.
Refer to Note 8, Convertible Senior Notes, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of December 31, 2024, we had approximately 30,000 customers spanning organizations of a broad range of sizes and industries, compared to approximately 27,300 as of December 31, 2023. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors, and the effectiveness of our marketing efforts.
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
Expanding Within Our Existing Customer Base
Our base of customers represents a significant opportunity for further sales expansion. As of December 31, 2024, we had approximately 3,610 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 88% of our ARR, up from 3,190 as of December 31, 2023, representing 86% of our ARR. As of December 31, 2024, we had approximately 462 customers with annual run-rate revenue, or ARR, of $1.0 million or more, up from 396 as of December 31, 2023. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of December 31, 2024, our trailing 12-month dollar-based net retention rate was high-110%'s. As of December 31, 2023, our trailing 12-month dollar-based net retention rate was mid-110%'s. The increase in our trailing 12-month dollar-based net retention rate was attributable to increased usage growth from existing customers. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the trailing 12-month dollar-based net retention rate.
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
Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have demonstrated the success of our platform approach, through expansion beyond our initial infrastructure monitoring solution to include over 20 products. As of each of the years ended December 31, 2024 and 2023, approximately 83% of our customers were using more than one product. Additionally, as of December 31, 2024, approximately 50% of our customers were using more than four products, up from approximately 47% a year earlier, and approximately 26% of our customers were using more than six products, up from approximately 22% a year earlier. We believe these metrics indicate strong expansion of product adoption across our platform.

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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 30% of our total revenue for each of the years ended December 31, 2024 and 2023. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in EMEA and APAC. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, primarily in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo.
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
Research and Development
Research and development expense consists primarily of personnel costs for our engineering, service and design teams. Additionally, research and development expense includes contractor fees, depreciation and amortization and allocated overhead costs. Research and development costs are expensed as incurred, with the exception of certain software development costs which are eligible for capitalization. We expect that our research and development expense will increase in absolute dollars as our business grows, particularly as we incur additional costs related to continued investments in our platform.
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
General and Administrative
General and administrative expense consists primarily of personnel costs for finance, legal, human resources, and other administrative functions. In addition, general and administrative expense includes non-personnel costs, such as legal, accounting and other professional fees, hardware and software costs, certain tax, license and insurance-related expenses and allocated overhead costs. We expect that our general and administrative expense will increase in absolute dollars as our business grows.
Other Income (Loss), Net
Other income (loss), net consists of interest income, primarily due to income earned on money market funds included in cash and cash equivalents and on marketable securities, partially offset by interest expense due on the Notes and amortization of premiums on our marketable securities.
Provision for Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We recorded a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue	$2,684,275	$2,128,359	$1,675,100
Cost of revenue (1)(2)(3)	515,531	409,908	346,743
Gross profit	2,168,744	1,718,451	1,328,357
Operating expenses:
Research and development (1)(3)	1,152,703	962,447	752,351
Sales and marketing (1)(2)(3)	756,605	609,276	495,288
General and administrative (1)(3)	205,152	180,192	139,413
Total operating expenses	2,114,460	1,751,915	1,387,052
Operating income (loss)	54,284	(33,464)	(58,695)
Other income:
Interest expense (4)	(7,068)	(6,302)	(16,535)
Interest income and other income, net	156,724	100,001	37,160
Other income, net	149,656	93,699	20,625
Income (loss) before provision for income taxes	203,940	60,235	(38,070)
Provision for income taxes	20,194	11,667	12,090
Net income (loss)	$183,746	$48,568	$(50,160)
____________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$26,221	$17,578	$10,827
Research and development	363,301	313,096	237,120
Sales and marketing	122,079	101,937	76,735
General and administrative	58,735	49,689	38,472
Total	$570,336	$482,300	$363,154
____________________
(2)Includes amortization of acquired intangibles expense as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$5,642	$8,041	$6,750
Sales and marketing	825	825	825
Total	$6,467	$8,866	$7,575
_____________________
(3)Includes employer payroll taxes on employee stock transactions as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$446	$364	$266
Research and development	31,134	21,449	10,384
Sales and marketing	4,694	5,917	2,766
General and administrative	6,852	4,811	830
Total	$43,126	$32,541	$14,246
____________________
(4)Includes amortization of issuance costs as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Interest expense	$3,761	$3,388	$3,369
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%
Cost of revenue	19	19	21
Gross profit	81	81	79
Operating expenses:
Research and development	43	45	45
Sales and marketing	28	29	30
General and administrative	8	8	8
Total operating expenses	79	82	83
Operating income (loss)	2	(2)	(4)
Other income:
Interest expense	—	—	(1)
Interest income and other income, net	6	5	2
Other income, net	6	4	1
Income (loss) before provision for income taxes	8	3	(2)
Provision for income taxes	1	1	1
Net income (loss)	7%	2%	(3)%
_____________________
(1)Certain items may not total due to rounding.
Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024	2023	Change	% Change

Revenue	$2,684,275	$2,128,359	$555,916	26%

Revenue increased by $555.9 million or 26%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Approximately 75% of the increase in revenue was attributable to growth from existing customers, and the remaining 25% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Cost of revenue	$515,531	$409,908	$105,623	26%
Gross margin	81%	81%
Cost of revenue increased by $105.6 million, or 26%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to an increase of $78.5 million in third-party cloud infrastructure hosting and software costs and an increase of $19.3 million in personnel costs and other related costs as a result of increased headcount.
Our gross margin remained flat for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily as the result of revenue growing in proportion to the growth of third-party cloud infrastructure provider costs.
Research and Development

	Year Ended December 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Research and development	$1,152,703	$962,447	$190,256	20%
Percentage of revenue	43%	45%
Research and development expense increased by $190.3 million, or 20%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to an increase of $158.9 million in personnel costs including allocated overhead costs for our engineering, product and design teams as a result of increased headcount and an increase of $30.4 million in cloud infrastructure-related investments.
Sales and Marketing

	Year Ended December 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Sales and marketing	$756,605	$609,276	$147,329	24%
Percentage of revenue	28%	29%
Sales and marketing expense increased by $147.3 million, or 24%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to an increase of $115.2 million in personnel costs including allocated overhead costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $27.9 million in advertising, sales, marketing and promotional activities.

General and Administrative

	Year Ended December 31,
	2024	2023	Change	% Change
	(dollars in thousands)
General and administrative	$205,152	$180,192	$24,960	14%
Percentage of revenue	8%	8%
General and administrative expense increased by $25.0 million, or 14%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to an increase of $24.3 million in personnel costs and other related costs as a result of increased headcount.
Other Income, Net

	Year Ended December 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Other income, net	$149,656	$93,699	$55,957	60%
Percentage of revenue	6%	4%
Other income, net increased by $56.0 million, or 60% for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily driven by an increase of $51.9 million in interest income, mainly due to income earned from investments in marketable securities.
Liquidity and Capital Resources
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, hosting expenses, facility expenses, and marketing expenses. We have generated positive cash flows from operations during the years ended December 31, 2024, 2023, and 2022. When assessing sources of liquidity, we also include cash and cash equivalents of $1.2 billion and marketable securities of $2.9 billion as of December 31, 2024. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support our cash requirements for the next 12 months and beyond.
Our working capital requirements principally consist of workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancellable and non-cancelable licenses and services arrangements that are integral to our business operations, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $1.4 billion and $365.6 million, respectively, as of December 31, 2024, due primarily over the next five years. Purchase commitments for business operations are primarily related to cloud hosting and other software-based services.
We have also issued long-term debt to finance our business. In June 2020 and December 2024, we issued $747.5 million aggregate principal amount of the 2025 Notes and $1.0 billion aggregate principal amount of the 2029 Notes, respectively, in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the sale of the 2025 Notes and the 2029 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $730.2 million and $979.1 million, respectively. The principal and future interest payments related to our 2025 Notes and 2029 Notes are $635.9 million and $1.0 billion, respectively. We used $196.8 million of the net proceeds from the offering of the 2029 Notes to repurchase approximately $112.0 million in aggregate principal amount of the 2025 Notes, including accrued and unpaid interest, in privately negotiated transactions. In connection with the partial retirement of the 2025 Notes, we entered into a termination agreement relating to a number of options corresponding to the number of 2025 Notes retired. We received approximately $54.7 million in connection with such termination agreements. We may from time to time seek to retire or purchase our 2025 Notes or the 2029 Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash provided by operating activities	$870,603	$659,954
Cash used in investing activities	(736,840)	(731,365)
Cash provided by financing activities	787,083	58,279
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2024 increased $210.6 million compared to the year ended December 31, 2023, primarily driven by an increase in non-cash charges of $106.8 million, an increase in accrued expenses and other liabilities of $38.9 million, and a decrease in accounts receivable of $17.2 million. The increase in non-cash charges related primarily to an increase of $88.0 million in stock-based compensation as we continued to increase headcount to support the growth of the business. The increase in cash provided by operating activities was partially offset by a decrease in deferred revenue of $33.4 million, a decrease in accounts payable of $32.2 million, and an increase in prepaid expenses and other current assets of $13.1 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 increased by $5.5 million compared to the year ended December 31, 2023, primarily driven by an increase in the purchases of marketable securities of $95.2 million, a decrease in proceeds from the sale of marketable securities of $36.8 million, an increase in the capitalization of software development costs of $26.0 million, partially offset by an increase in proceeds from maturities of marketable securities of $154.3 million.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 increased by $728.8 million compared to the year ended December 31, 2023, primarily due to proceeds from the issuance of the 2029 Notes of $978.9 million and proceeds from the termination of Capped Calls related to the 2025 Notes of $54.7 million. The increase in cash provided by financing activities was partially offset by repayments of the 2025 Notes of $196.8 million and purchases of Capped Calls related to the 2029 Notes of $100.9 million.
Non-GAAP Free Cash Flow
We report our financial results in accordance with U.S. GAAP. To supplement our consolidated financial statements, we provide investors with the amount of free cash flow, which is a non-GAAP financial measure. Free cash flow represents net cash provided by operating activities, reduced by capital expenditures and capitalized software development costs, if any. Free cash flow is a measure used by management to understand and evaluate the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. The reduction of capital expenditures and amounts capitalized for software development facilitates comparisons of our liquidity on a period-to-period basis and excludes items that we do not consider to be indicative of our liquidity. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP-based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities	$870,603	$659,954	$418,407
Less: Purchases of property and equipment	(34,719)	(27,586)	(35,261)
Less: Capitalized software development costs	(60,781)	(34,820)	(29,628)
Free cash flow	$775,103	$597,548	$353,518

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
Interest Rate Risk
As of December 31, 2024, we had $1.2 billion in cash equivalents, and $2.9 billion in marketable securities, which consisted of corporate debt securities, commercial paper, certificates of deposit, U.S. government treasury securities, and U.S. government agency securities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of December 31, 2024, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
In June 2020 and December 2024, we issued $747.5 million and $1.0 billion aggregate principal amount of the 2025 Notes and 2029 Notes, respectively. The fair value of the Notes are subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price declines. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

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

Item 8. Financial Statements and Supplementary Data
DATADOG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Datadog, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Datadog, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated balance sheets, statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue Recognition — Identification of Performance Obligations – Refer to Note 2 of the Financial Statements
Critical Audit Matter Description
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
◦We tested the effectiveness of management’s controls over revenue recognition. This includes management’s controls over the identification of performance obligations and non-standard terms and conditions in subscription contracts, as well as the allocation of revenue to each performance obligation.
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
February 20, 2025
We have served as the Company's auditor since 2016.

DATADOG, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,246,983	$330,339
Marketable securities	2,942,076	2,252,559
Accounts receivable, net of allowance for credit losses of $16,302 and $12,096 as of December 31, 2024 and 2023, respectively	598,919	509,279
Deferred contract costs, current	56,095	44,938
Prepaid expenses and other current assets	67,042	41,022
Total current assets	4,911,115	3,178,137
Property and equipment, net	226,970	171,872
Operating lease assets	172,512	126,562
Goodwill	360,381	352,694
Intangible assets, net	3,711	9,617
Deferred contract costs, non-current	86,573	73,728
Other assets	24,077	23,462
TOTAL ASSETS	$5,785,339	$3,936,072
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$107,731	$87,712
Accrued expenses and other current liabilities	127,136	127,631
Operating lease liabilities, current	31,970	21,974
Convertible senior notes, net, current	634,023	—
Deferred revenue, current	961,853	765,735
Total current liabilities	1,862,713	1,003,052
Operating lease liabilities, non-current	196,905	138,128
Convertible senior notes, net, non-current	979,282	742,235
Deferred revenue, non-current	22,693	21,210
Other liabilities	9,383	6,093
Total liabilities	3,070,976	1,910,718
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of December 31, 2024 and 2023; 316,787,538 and 305,395,175 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3	3
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of December 31, 2024 and 2023; 25,331,244 and 25,684,571 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	2,689,013	2,181,267
Accumulated other comprehensive loss	(4,701)	(2,218)
Retained earnings (accumulated deficit)	30,048	(153,698)
Total stockholders’ equity	2,714,363	2,025,354
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,785,339	$3,936,072
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$2,684,275	$2,128,359	$1,675,100
Cost of revenue	515,531	409,908	346,743
Gross profit	2,168,744	1,718,451	1,328,357
Operating expenses:
Research and development	1,152,703	962,447	752,351
Sales and marketing	756,605	609,276	495,288
General and administrative	205,152	180,192	139,413
Total operating expenses	2,114,460	1,751,915	1,387,052
Operating income (loss)	54,284	(33,464)	(58,695)
Other income:
Interest expense	(7,068)	(6,302)	(16,535)
Interest income and other income, net	156,724	100,001	37,160
Other income, net	149,656	93,699	20,625
Income (loss) before provision for income taxes	203,940	60,235	(38,070)
Provision for income taxes	20,194	11,667	12,090
Net income (loss)	$183,746	$48,568	$(50,160)
Net income (loss) attributable to common stockholders	$183,746	$48,568	$(50,160)
Basic net income (loss) per share	$0.55	$0.15	$(0.16)
Diluted net income (loss) per share	$0.52	$0.14	$(0.16)
Weighted average shares used in calculating basic net income (loss) per share:	336,172	324,033	315,410
Weighted average shares used in calculating diluted net income (loss) per share:	358,636	350,292	315,410
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$183,746	$48,568	$(50,160)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,153)	1,050	(1,322)
Unrealized gain (loss) on available-for-sale marketable securities	2,670	9,154	(7,270)
Other comprehensive (loss) income	(2,483)	10,204	(8,592)
Comprehensive income (loss)	$181,263	$58,772	$(58,752)
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2021	313,365,437	$3	$1,197,136	$(3,830)	$(152,106)	$1,041,203
Issuance of common stock upon exercise of stock options	2,687,334	—	9,970	—	—	9,970
Vesting of early exercised stock options	—	—	33	—	—	33
Vesting of restricted stock units	2,492,535	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	327,662	—	14,019	—	—	14,019
Issuance of common stock under the Employee Stock Purchase Plan	316,875	—	26,025	—	—	26,025
Stock-based compensation	—	—	378,007	—	—	378,007
Change in accumulated other comprehensive loss	—	—	—	(8,592)	—	(8,592)
Net loss	—	—	—	—	(50,160)	(50,160)
BALANCE—December 31, 2022	319,189,843	$3	$1,625,190	$(12,422)	$(202,266)	$1,410,505
Issuance of common stock upon exercise of stock options	6,455,931	—	20,924	—	—	20,924
Vesting of restricted and performance stock units	4,794,318	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	122,224	—	1,886	—	—	1,886
Issuance of common stock under the Employee Stock Purchase Plan	517,430	—	37,370	—	—	37,370
Stock-based compensation	—	—	495,897	—	—	495,897
Change in accumulated other comprehensive income	—	—	—	10,204	—	10,204
Net income	—	—	—	—	48,568	48,568
BALANCE—December 31, 2023	331,079,746	$3	$2,181,267	$(2,218)	$(153,698)	$2,025,354
Issuance of common stock upon exercise of stock options	5,123,239	—	7,444	—	—	7,444
Vesting of restricted and performance stock units	5,329,642	—	—	—	—	—
Issuance (retirement) of restricted shares of common stock from acquisitions	136,906	—	3,705	—	—	3,705
Issuance of common stock under the Employee Stock Purchase Plan	449,249	—	43,686	—	—	43,686
Stock-based compensation	—	—	583,488	—	—	583,488
Retirement of 2025 Convertible Senior Notes, Net	—	—	(83,813)	—	—	(83,813)
Purchases of capped calls related to 2029 Convertible Senior Notes	—	—	(100,900)	—	—	(100,900)
Settlement of capped calls related to 2025 Convertible Senior Notes	—	—	54,136	—	—	54,136
Change in accumulated other comprehensive loss	—	—	—	(2,483)	—	(2,483)
Net income	—	—	—	—	183,746	183,746
BALANCE—December 31, 2024	342,118,782	$3	$2,689,013	$(4,701)	$30,048	$2,714,363
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$183,746	$48,568	$(50,160)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,933	44,465	34,629
(Accretion) amortization of (discounts) premiums on marketable securities	(51,932)	(41,621)	4,726
Amortization of issuance costs	3,761	3,388	3,369
Net loss on conversion inducement and capped call settlement	599	—	—
Amortization of deferred contract costs	52,047	39,207	28,003
Stock-based compensation, net of amounts capitalized	570,336	482,300	363,154
Non-cash lease expense	27,263	26,382	21,416
Allowance for credit losses on accounts receivable	14,847	11,933	5,215
Loss on disposal of property and equipment	1,660	706	1,662
Changes in operating assets and liabilities:
Accounts receivable, net	(104,485)	(121,661)	(135,701)
Deferred contract costs	(76,048)	(69,481)	(51,098)
Prepaid expenses and other current assets	(26,654)	(13,508)	(6,565)
Other assets	(1,003)	1,018	(5,179)
Accounts payable	25,610	57,773	(1,286)
Accrued expenses and other liabilities	(1,626)	(40,489)	37,578
Deferred revenue	197,549	230,974	168,644
Net cash provided by operating activities	870,603	659,954	418,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(2,653,242)	(2,558,013)	(1,413,717)
Maturities of marketable securities	2,018,832	1,864,557	1,137,724
Proceeds from sale of marketable securities	201	36,995	2,090
Purchases of property and equipment	(34,719)	(27,586)	(35,261)
Capitalized software development costs	(60,781)	(34,820)	(29,628)
Cash paid for acquisition of businesses; net of cash acquired	(7,131)	(12,498)	(45,878)
Net cash used in investing activities	(736,840)	(731,365)	(384,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,444	20,909	10,001
Proceeds from issuance of common stock under the employee stock purchase plan	43,686	37,370	26,025
Proceeds from issuance of 2029 Convertible Senior Notes, net of issuance costs	978,881	—	—
Proceeds from settlement of capped calls related to 2025 Convertible Senior Notes	54,725	—	—
Purchase of capped calls related to 2029 Convertible Senior Notes	(100,900)	—	—
Repayments of 2025 Convertible Senior Notes	(196,753)	—	(3)
Net cash provided by financing activities	787,083	58,279	36,023

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,202)	1,183	(1,935)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	916,644	(11,949)	67,825
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	330,339	342,288	274,463
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$1,246,983	$330,339	$342,288

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$20,993	$16,505	$1,595

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$4,922	$7,046	$972
Stock-based compensation included in capitalized software development costs	$13,152	$13,597	$14,853
Vesting of early exercised options	$—	$—	$33
Issuance of restricted shares of common stock for the acquisition of businesses	$3,705	$1,886	$14,019
Acquisition holdback	$3,148	$750	$8,123

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOW IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$1,246,983	$330,339	$338,985
Restricted cash	—	—	3,303
Total cash, cash equivalents and restricted cash	$1,246,983	$330,339	$342,288
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
Segment Information
The Company has a single operating and reportable segment as well as one business activity, providing an observability and security platform for cloud applications. The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer, who reviews net income presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. All required significant financial segment information can be found within the consolidated financial statements.
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

Convertible Senior Notes
On June 2, 2020, the Company issued $747.5 million aggregate principal amount of 0.125% Convertible Senior Notes due 2025 (the “2025 Notes”).
On December 12, 2024, the Company issued $1.0 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2029 (the “2029 Notes”).
The Notes are classified as non-current liabilities until the reporting period date is within one year of maturity of the Notes or when the Company has received a redemption request, but settlement will occur after the reporting period date.
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
Research and Development Costs
Research and development costs are expensed as incurred, with the exception of certain software development costs which are eligible for capitalization. Research and development costs consist of employee compensation (including stock-based compensation) and other employee-related expenses, materials and supplies, and allocated overhead costs such as rent and facilities costs.
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
Advertising Costs
Advertising costs are expensed as incurred and were approximately $30.0 million, $21.8 million and $25.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in sales and marketing expense in the accompanying consolidated statement of operations.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of money market funds, corporate debt securities, U.S. government treasury securities, and commercial paper.
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
Geographical Information - Long-Lived Assets

As of December 31, 2024, and 2023, 76% and 67% of the Company’s long-lived assets were located in the United States and 24% and 33% were located outside of the United States, primarily in EMEA, respectively.
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
Goodwill is not amortized but rather tested for impairment at least annually on October 1, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the quantitative assessment results in the carrying value exceeding the fair value, in which case an impairment charge is recorded to the extent the carrying value exceeds the fair value. The Company did not recognize any impairment of goodwill during the years ended December 31, 2024, 2023 or 2022.
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
Accounting Pronouncements Recently Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU No. 2023-07”), which intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU No. 2023-07 on January 1, 2024 retrospectively and the adoption did not have a material effect on the Company's consolidated financial statements. Refer to the Segments section in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements for further details.
In November 2024, the FASB issued ASU No. 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20) ("ASU No. 2024-04"), which intends to clarify the conditions in which induced conversion applies to convertible debt by outlining three criteria that must be met for an entity to apply the induced conversion model. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025 (and interim reporting periods within those annual reporting periods). Early adoption is permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. The Company early adopted ASU 2024-04 on January 1, 2024 on a prospective basis and applied the amendments in this ASU to the repurchase of the 2025 Notes. Refer to Note 8, Convertible Senior Notes, to the consolidated financial statements for further details.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”), which intends to increase the transparency of income tax disclosures, particularly the rate reconciliation table and disclosures about income taxes paid. For public business entities, it is effective for annual periods beginning after December 15, 2024, and interim periods beginning after December 15, 2025, with early adoption permitted. The Company has not early adopted ASU No. 2023-09 as of December 31, 2024 and is evaluating its impact.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU No. 2024-03"), which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. For public business entities, it is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted.

The amendments in this ASU should be applied prospectively, however, public business entities are permitted to apply the amendments in the ASU retrospectively, The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheet as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$1,893,599	$4,243	$(1,801)	$1,896,041
U.S. government treasury securities	466,765	484	(789)	466,460
Commercial paper	390,058	241	(16)	390,283
Certificates of deposit	187,711	113	(22)	187,802
U.S. government agency securities	1,490	—	—	1,490
Marketable securities	$2,939,623	$5,081	$(2,628)	$2,942,076

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$776,323	$770	$(1,140)	$775,953
Commercial paper	605,291	570	(75)	605,786
U.S. government treasury securities	460,854	390	(1,399)	459,845
Certificates of deposit	264,405	335	(15)	264,725
U.S. government agency securities	146,611	—	(361)	146,250
Marketable securities	$2,253,484	$2,065	$(2,990)	$2,252,559
Interest receivable of $26.8 million and $15.1 million is included in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2024 and 2023, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of December 31, 2024 and 2023 because such potential losses were not material.
As of December 31, 2024, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$1,678,524
Due in one year through five years	1,263,552
Total	$2,942,076
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

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of December 31, 2024 and 2023, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$1,193,927	$—	$—	$1,193,927
Corporate debt securities	—	2,502	—	2,502
Commercial paper	—	9,088	—	9,088
Marketable Securities:
Corporate debt securities	—	1,896,041	—	1,896,041
Commercial paper	—	390,283	—	390,283
Certificates of deposit	—	187,802	—	187,802
U.S. government treasury securities	—	466,460	—	466,460
U.S. government agency securities	—	1,490	—	1,490
Total financial assets	$1,193,927	$2,953,666	$—	$4,147,593

	Fair Value Measurement as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$240,909	$—	$—	$240,909
Corporate debt securities	—	484	—	484
U.S. government treasury securities	—	53,972	—	53,972
Marketable Securities:
Corporate debt securities	—	775,953	—	775,953
Commercial paper	—	605,786	—	605,786
Certificates of deposit	—	264,725	—	264,725
U.S. government treasury securities	—	459,845	—	459,845
U.S. government agency securities	—	146,250	—	146,250
Total financial assets	$240,909	$2,307,015	$—	$2,547,924
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

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Computers and equipment	$46,155	$35,736
Furniture and fixtures	20,752	17,202
Leasehold improvements	67,855	55,111
Capitalized software development costs	285,015	192,691
Total property and equipment	$419,777	$300,740
Less: accumulated depreciation and amortization	(192,807)	(128,868)
Total property and equipment, net	$226,970	$171,872
As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Internal-Use Software Development Costs, the Company capitalizes costs related to the development of computer software for internal-use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $48.5 million, $35.6 million, and $27.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
6. Acquisitions, Intangible Assets and Goodwill
2024 Acquisitions
During the year ended December 31, 2024, the Company entered into one purchase agreement for an acquisition of a business, which was accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company does not consider this acquisition to be material. The total purchase price was allocated to intangible assets in the amount of $0.7 million and goodwill in the amount of $10.2 million based on the respective estimated fair values. The resulting goodwill from the agreements is not deductible for income tax purposes. Pro forma results of operations from the acquisition has not been presented because they were not material to the consolidated results of operations.
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

Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$10,918	$(7,432)	$3,486	3 years
Customer relationships	3,300	(3,075)	225	4 years
Total	$14,218	$(10,507)	$3,711

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$24,995	$(16,428)	$8,567	3 years
Customer relationships	3,300	(2,250)	1,050	4 years
Total	$28,295	$(18,678)	$9,617
Intangible amortization expense was approximately $6.4 million, $8.9 million and $7.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization of developed technology and customer relationships are included in cost of revenue and sales and marketing expense, respectively, on the Company’s consolidated statement of operations.
As of December 31, 2024, future amortization expense by year is expected to be as follows (in thousands):

Amount
2025	$2,770
2026	743
2027	198
Total	$3,711
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2023	$352,694
2024 Acquisitions	10,210
Foreign currency translation adjustments	(2,523)
Balance as of December 31, 2024	$360,381

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued compensation and commissions	$71,746	$61,541
Other tax liability and sales tax	28,639	30,775
Other accrued expenses	25,919	21,532
Accrued cloud hosting and infrastructure expenses (1)	832	13,783
Total accrued expenses and other current liabilities	$127,136	$127,631
_____________________

1)Due to the timing of when invoices are received, payables for cloud hosting and infrastructure expenses are included within accounts payable on the consolidated balance sheets, amounting to $93.4 million and $70.2 million as of December 31, 2024 and 2023, respectively.
8. Convertible Senior Notes
2025 Convertible Senior Notes
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
Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2025 only under the following circumstances:
(1)during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2025 Notes on each applicable trading day;
(2)during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day;
(3)if the Company calls such 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
(4)upon the occurrence of specified corporate events, as set forth in the indenture governing the 2025 Notes (“the 2025 Indenture”).
On or after March 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date for the 2025 Notes, holders may convert all or any portion of their 2025 Notes, in integral multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. The conversion rate for the 2025 Notes is initially 10.8338 shares of Class A common stock per $1,000 principal amount of 2025 Notes (equivalent to an initial conversion price for the 2025 Notes of approximately $92.30 per share of Class A common stock), subject to adjustment as set forth in the 2025 Indenture. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of Class A common stock, the amount of cash and shares of Class A common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 30 trading day observation period as described in the 2025 Indenture. In addition, if specific corporate events occur prior to the applicable maturity date, or if the Company elects to redeem the 2025 Notes, the Company will increase the conversion rate for the 2025 Notes for a holder who elects to convert their 2025 Notes in connection with such a corporate event or redemption in certain circumstances.
During the three months ended December 31, 2024, the conditional conversion feature of the 2025 Notes was triggered as the last reported sale price of the Company’s Class A common stock was greater than or equal to 130% of the conversion price for the 2025 Notes for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter ended December 31, 2024. Therefore the 2025 Notes are convertible, in whole or in part, at the option of the holders between January 1, 2025 through March 31, 2025.
When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Since the issuance of the 2025 Notes, the Company received and settled an immaterial amount of conversion notices from the holders in cash. As of December 31, 2024, the 2025 Notes were classified as current liabilities on the Company's consolidated balance sheet.
The Company may redeem for cash all or any portion of the 2025 Notes prior to the 31st scheduled trading day immediately preceding the maturity date for the 2025 Notes, at its option, if the last reported sale price of its Class A common stock was at least 130% of the conversion price for the 2025 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
2029 Convertible Senior Notes
On December 12, 2024, the Company issued $1.0 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2029 (the “2029 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the sale of the 2029 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $979.1 million. The 2029 Notes do not bear interest and the principal amount of the 2029 Notes will not accrete. The 2029 Notes will mature on December 1, 2029, unless earlier converted, redeemed or repurchased.
Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 1, 2029 only under the following circumstances:
(1)during any calendar quarter commencing after the calendar quarter ending on March 31, 2025 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2029 Notes on each applicable trading day;
(2)during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day;
(3)if the Company calls such 2029 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
(4)upon the occurrence of specified corporate events, as set forth in the indenture governing the 2029 Notes (“the 2029 Indenture”).
On or after September 1, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date for the 2029 Notes, holders may convert all or any portion of their 2029 Notes, in integral multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. The conversion rate for the 2029 Notes is initially 4.5955 shares of Class A common stock per $1,000 principal amount of 2029 Notes (equivalent to an initial conversion price for the 2029 Notes of approximately $217.60 per share of Class A common stock), subject to adjustment as set forth in the 2029 Indenture. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of Class A common stock, the amount of cash and shares of Class A common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 20 trading day observation period as described in the 2029 Indenture. In addition, if specific corporate events occur prior to the applicable maturity date for the 2029 Notes, or if the Company elects to redeem the 2029 Notes, the Company will increase the conversion rate for the 2029 Notes for a holder who elects to convert their 2029 Notes in connection with such a corporate event or redemption in certain circumstances.
During the three months ended December 31, 2024, the conditional conversion features of the 2029 Notes were not triggered. Therefore the 2029 Notes are not convertible, in whole or in part, at the option of the holders between January 1, 2025 through March 31, 2025. As of December 31, 2024, the 2029 Notes were classified as non-current liabilities on the Company's consolidated balance sheet.
The Company may not redeem the 2029 Notes prior to December 6, 2027. The Company may redeem for cash all or any portion of the 2029 Notes, at its option, on or after December 6, 2027 if the last reported sale price of its Class A common stock was at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The net carrying amount of the Notes was as follows (in thousands):

	December 31, 2024	December 31, 2023
2025 Notes:
Principal	$635,448	$747,496
Unamortized debt issuance costs	(1,425)	(5,261)
Net carrying amount	$634,023	$742,235
2029 Notes:
Principal	$1,000,000	$—
Unamortized debt issuance costs	(20,718)	—
Net carrying amount	$979,282	$—
As of December 31, 2024, the total estimated fair value of the 2025 Notes was approximately $986.5 million and the fair value of the 2029 Notes was approximately $1.0 billion. The fair value was determined based on the closing trading price or quoted market price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates and has been classified as level 2 in the fair value hierarchy.
Issuance costs are being amortized to interest expense over the contractual terms of the 2025 Notes and 2029 Notes at an effective interest rate of 0.59% for the 2025 Notes and 0.43% for the 2029 Notes.
The following table sets forth the interest expense related to the 2025 and 2029 Notes for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Contractual interest expense	$926	$934	$934
Amortization of issuance costs	3,761	3,388	3,369
Total	$4,687	$4,322	$4,303
Capped Calls
In connection with the pricing of the 2025 and 2029 Notes, the Company entered into privately negotiated capped call transactions with certain option counterparties (“Capped Calls”). The initial strike price of the Capped Calls corresponds to the initial conversion price of each of the Notes. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the Notes, with such offset subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured.
The following table sets forth key terms and costs incurred for the Capped Calls related to each of the Notes (in millions, except per share amounts):

	2025 Notes	2029 Notes
Initial strike price per share, subject to certain adjustments	$92.30	$217.60
Initial cap price per share, subject to certain adjustments	$151.40	$322.38
Net cost incurred	$89.6	$100.9
Common stock covered, subject to anti-dilution adjustments	8.1	4.6
Retirement of 2025 Notes and Related Capped Calls
In December 2024, in connection with the issuance of the 2029 Notes, the Company retired $112.0 million aggregate principal amount and $0.3 million of related debt issuance costs of the 2025 Notes for $196.8 million in cash, which included related accrued interest of $0.1 million. The retirement was accounted for as an induced conversion resulting in an inducement expense of $1.2 million recorded in other income, net on the consolidated statements of operations and a decrease to additional paid-in capital of $83.8 million on the consolidated balance sheets.
In December 2024, in connection with the partial retirement of the 2025 Notes, we entered into a termination agreement relating to a number of options corresponding to the number of 2025 Notes retired. Pursuant to such termination agreement, the option counterparty paid us a cash settlement amount in respect of the portion of Capped Calls being terminated. We received approximately $54.7 million in connection with such termination agreements, of which $54.1 million was recorded as an increase to additional paid-in capital on the consolidated balance sheets and a $0.6 million gain was recorded within other income, net, in the consolidated statements of operations.
The partial retirement of the 2025 Notes and related Capped Call termination resulted in net cash payments of approximately $142.1 million, a decrease to additional paid-in capital of $29.7 million on the consolidated balance sheets, and a net loss of $0.6 million recorded in other income, net on the consolidated statements of operations.
9. Commitments and Contingencies
The Company enters into non-cancelable purchase commitments and operating leases in the normal course of business. Non-cancelable purchase commitments for business operations and operating lease obligations total $1.4 billion and $365.6 million, respectively, as of December 31, 2024, due primarily over the next 5 years. Purchase commitments for business operations are primarily related to cloud hosting and other software-based services.
The Company also issued long-term debt to finance the business. The principal and future interest payments related to the 2025 Notes are $635.9 million. The principal and future interest payments related to the 2029 Notes are $1.0 billion.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for administrative costs of the 401(k) plan and beginning on January 1, 2022, the Company began making matching contributions to the 401(k) plan. For the years ended December 31, 2024, 2023, and 2022, the Company incurred expense of $8.5 million, $6.3 million, and $5.7 million for matching contributions, respectively.
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
Rent expense for the years ended December 31, 2024, 2023 and 2022 was $49.5 million, $43.5 million, and $34.0 million, respectively.
Sub-lease income is recorded as a credit to rent expense. The Company recorded an immaterial amount of sub-lease income for the years ended December 31, 2024, 2023 and 2022.

The components of lease cost recognized within the Company’s consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost (1)	$42,855	$34,670	$25,212
Short-term lease cost	6,624	8,797	8,739
_____________________
1)Includes non-cash lease expense of $27.3 million, $26.4 million, and $21.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in measurement of lease liabilities	$18,538	$13,273	$24,752
Operating lease assets obtained in exchange for new lease liabilities	75,177	61,594	48,404
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
2025	$46,445
2026	45,942
2027	41,535
2028	36,071
2029	31,977
Thereafter	88,984
Total lease payments	$290,954
Less: imputed interest	(62,079)
Present value of lease liabilities	$228,875
As of December 31, 2024, the Company had various operating leases that had not yet commenced, which are excluded from the table above. The operating leases will commence in fiscal year 2025 with total undiscounted future payments of $57.2 million and a weighted-average lease term of 8.5 years.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

	December 31,
	2024	2023
Weighted average remaining lease term (years)	6.8	6.7
Weighted average discount rate	6.69%	6.00%

11. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2024	2023	2022
North America (1)	$1,874,321	$1,487,319	$1,200,719
International	809,954	641,040	474,381
Total	$2,684,275	$2,128,359	$1,675,100

1)Includes revenue from the United States of $1,785.5 million, $1,411.0 million, and $1,134.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Other than the United States, no other individual country accounted for 10% or more of total revenue for the years ended December 31, 2024, 2023, or 2022.
Accounts Receivable
As of December 31, 2024 and 2023, unbilled accounts receivable of approximately $77.0 million and $61.2 million, respectively, was included in accounts receivable on the Company’s consolidated balance sheets.
During the years ended December 31, 2024 and 2023, the Company charged $9.3 million and $5.5 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Deferred Revenue and Remaining Performance Obligations
Revenue recognized during the years ended December 31, 2024, 2023 and 2022 which was included in the deferred revenue balances at the beginning of each respective period, was $759.7 million, $525.5 million, and $374.6 million.
As of December 31, 2024, and 2023, the aggregate transaction price allocated to remaining performance obligations was $2,273.1 million and $1,839.4 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Deferred Contract Costs
Deferred contract costs on the Company’s consolidated balance sheets were $142.7 million and $118.7 million as of December 31, 2024 and 2023, respectively. Amortization expense was $52.0 million, $39.2 million and $28.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
During the year ended December 31, 2024, 2,279,183 shares of Class B common stock were converted into Class A common stock.
As of December 31, 2024, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 316,787,538 shares of Class A common stock and 25,331,244 shares of Class B common stock were issued and outstanding.
As of December 31, 2024 and 2023, the Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2024	2023
Options, RSUs and PSUs outstanding	20,759,819	25,741,136
Shares available for future grants	84,272,083	73,189,660
Shares subject to the employee stock purchase plan	20,342,607	17,481,059
Total shares of common stock reserved for future issuance	125,374,509	116,411,855

Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Company's initial public offering (“the IPO”), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of December 31, 2024, there were 6,935,324 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and performance stock units (“PSUs”) and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants, and advisors of the Company. As of December 31, 2024, there were 84,272,083 shares available for grant under the 2019 Plan.
Stock Options
The following table summarizes the Company's stock option activity and weighted-average exercise prices:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance—December 31, 2023	12,077,635	$3.24	3.4	$1,426,912
Options granted	—	—
Options exercised	(5,123,239)	1.45
Options forfeited or expired	(1,277)	5.20
Balance—December 31, 2024	6,953,119	$4.55	3.0	$961,910
Exercisable—December 31, 2024	6,953,119	$4.55	3.0	$961,910
As of December 31, 2024, there were 17,795 shares of Class A common stock and 6,935,324 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2023, there were 22,926 shares of Class A common stock and 12,054,709 shares of Class B common stock issuable upon the exercise of options outstanding.
Approximately all compensation cost related to unvested stock options was recognized as of December 31, 2024 and December 31, 2023.
There were no options granted during the years ended December 31, 2024, 2023 and 2022. The Company received approximately $7.4 million, $20.9 million and $10.0 million in cash proceeds from options exercised during the years ended December 31, 2024, 2023 and 2022, respectively. The intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was approximately $628.8 million, $565.9 million and $301.6 million, respectively. The aggregate fair value of options vested during the year ended December 31, 2024 was insignificant. The aggregate fair value of options vested during the years ended December 31, 2023 and 2022 was $12.5 million and $23.9 million, respectively.
Restricted Stock Units, Restricted Stock and Performance Stock Units
The following table summarizes the activity for the Company’s unvested RSUs and PSUs:

	Shares	Weighted-Average Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested and outstanding balance as of December 31, 2023	13,663,501	$99.13	$1,658,476
Awarded	6,983,011	132.23
Vested	(5,329,642)	98.13
Forfeited/canceled	(1,510,170)	100.67
Unvested and outstanding balance as of December 31, 2024	13,806,700	$116.09	$1,972,839
The Company issued a total of 827 shares of restricted Class A common stock in connection with acquisitions, net of shares retired, during the year ended December 31, 2024, which are subject to service-based vesting conditions which do not exceed four years from the respective grant dates. In addition, we issued 136,079 fully-vested shares in April 2024 in connection with an acquisition that closed in 2021.
Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $1,378.1 million and $1,187.3 million as of December 31, 2024 and December 31, 2023, respectively. The weighted-average period over which the unvested RSUs and restricted shares of common stock will be recognized is 2.8 years as of December 31, 2024 and December 31, 2023.
Total compensation cost related to unvested PSUs not yet recognized was approximately $52.3 million and $25.1 million as of December 31, 2024, and December 31, 2023, respectively. The weighted-average period over which the unvested PSUs will be recognized is 1.3 years as of December 31, 2024 and 2023.
Stock-Based Compensation
Stock-based compensation was included in the consolidated statement of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$26,221	$17,578	$10,827
Research and development	363,301	313,096	237,120
Sales and marketing	122,079	101,937	76,735
General and administrative	58,735	49,689	38,472
Stock-based compensation, net of amounts capitalized	570,336	482,300	363,154
Capitalized stock-based compensation	13,152	13,597	14,853
Total stock-based compensation	$583,488	$495,897	$378,007
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
The Company recognized $15.3 million, $16.0 million, and $11.2 million of stock-based compensation expense related to the ESPP during the years ended December 31, 2024, 2023, and 2022, respectively.
As of December 31, 2024 and 2023, $8.3 million and $6.6 million, respectively, has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions.
During the years ended December 31, 2024, 2023, and 2022, the Company issued 449,249, 517,430, and 316,875 shares of Class A common stock under the ESPP. As of December 31, 2024, 20,342,607 shares of Class A common stock remain available for grant under the ESPP.
Total compensation cost related to the ESPP not yet recognized was approximately $7.0 million and $6.8 million as of December 31, 2024 and 2023, respectively. The weighted average period over which this compensation cost will be recognized is 0.4 years as of December 31, 2024 and 2023, respectively.
13. Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest income	$155,321	$103,459	$34,931
Other income (loss), net	1,403	(3,458)	2,229
Interest income and other income, net	$156,724	$100,001	$37,160

14. Income Taxes
Income Taxes—For financial reporting purposes, income (loss) before income taxes, includes the following components (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$178,694	$42,811	$(76,694)
Foreign	25,246	17,424	38,624
Income (loss) before income taxes	$203,940	$60,235	$(38,070)
Total income taxes allocated to operations for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

2024	Current	Deferred	Total
Federal	$4,690	$—	$4,690
State	3,321	—	3,321
Foreign	14,586	(2,403)	12,183
Total	$22,597	$(2,403)	$20,194

2023	Current	Deferred	Total
Federal	$(261)	$—	$(261)
State	2,551	—	2,551
Foreign	10,262	(885)	9,377
Total	$12,552	$(885)	$11,667

2022	Current	Deferred	Total
Federal	$3,122	$—	$3,122
State	183	—	183
Foreign	9,179	(394)	8,785
Total	$12,484	$(394)	$12,090

Tax Rate Reconciliation—Income tax expense was $20.2 million, $11.7 million and $12.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, and differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2024, 2023 and 2022, to pretax income (loss) from operations as a result of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax expense at federal statutory rate	$42,827	$12,650	$(7,995)
Meals and entertainment	2,782	1,957	1,717
State taxes (net of federal benefit)	2,644	1,090	140
Net change in valuation allowance	86,556	68,770	25,573
Uncertain tax positions	(60)	(94)	3
U.S. tax costs on international operations	(4,729)	(1,920)	4,255
Prior year NOL balance adjustment	2,433	—	—
Foreign taxes	6,280	5,106	632
Share based compensation deductions	(123,773)	(80,119)	(1,580)
Section 162(m) adjustment	17,435	10,335	—
Return to provision	(27)	(3,335)	(1,149)
U.S. R&D tax credits	(14,119)	(2,973)	(9,467)
Other	1,945	200	(39)
Total	$20,194	$11,667	$12,090
Certain reclassifications have been made to the components of Tax Rate Reconciliation for the year ending December 31, 2023 and 2022 to conform to the 2024 presentation.
For the year ended December 31, 2024, the Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company recorded a full valuation allowance against substantially all of its net deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.
The Company is subject to tax laws in the United States and numerous foreign jurisdictions. The United States and many international legislative and regulatory bodies continually propose and enact legislation that could significantly impact how U.S. multinational corporations are taxed. The Company is closely monitoring proposed legislation and its potential impact.

Components of Deferred Taxes—The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are presented below (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$22,804	$49,057
U.S. R&D tax credits net of uncertain tax positions	102,903	46,639
Stock-based compensation	55,275	47,652
Section 174 capitalization	285,198	181,721
Lease liability	45,865	27,004
Other	57,042	21,649
Total deferred tax assets	$569,087	$373,722
Less: valuation allowance	(488,866)	(321,612)
Deferred tax assets, net of valuation allowance	$80,221	$52,110
Deferred tax liabilities:
Commissions	(35,593)	(29,782)
Right of use asset	(33,554)	(20,916)
Fixed Assets	(7,261)	(56)
Total deferred tax liabilities	$(76,408)	$(50,754)
Deferred tax assets, net	$3,813	$1,356
The Company accounts for income taxes using an asset and liability method and deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The Company’s deferred tax assets and liabilities consist primarily of basis differences for financial reporting and tax purposes of certain assets and liabilities as well as income tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the weight of all available evidence, which includes the historical operating performance and the Company's cumulative losses when considering permanent tax adjustments, management does not believe as of December 31, 2024 and 2023 that it is more likely than not that the Company will realize its U.S. deferred tax assets. As a result, a valuation allowance of $488.9 million and $321.6 million has been provided at December 31, 2024 and 2023, respectively. The valuation allowance changed by $167.3 million and $132.8 million at December 31, 2024 and 2023, respectively. Certain reclassifications have been made to the components of deferred tax for the year ending December 31, 2023 to conform to the 2024 presentation.
For the year ending December 31, 2024, the Company utilized all of its net operating loss carryforwards for federal tax purposes except for acquired losses, offset against its federal taxable income for the year. As of December 31, 2024 Datadog has historically acquired losses for which it is evaluating the feasibility of future utilization under IRC section 382. For the year ending December 31, 2023, the Company had net operating loss carryforwards for federal tax purposes of approximately $148.9 million. U.S. Federal net operating losses generated after December 31, 2017 have an indefinite carryforward period but are subject to an 80% of taxable income limitation after December 31, 2020. The Company has approximately $263.0 million and $206.4 million of post-apportioned net operating loss carryforwards as of December 31, 2024 and 2023, respectively for various state tax purposes. The state net operating loss carryforwards will begin to expire in 2028, if not utilized.
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
The following table shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2024, 2023 and 2022 (in thousands):

	December 31,
	2024	2023	2022
Beginning balance	$59	$106	$106
Increase of current year tax positions	25,729	—	—
(Decrease) of prior year tax positions due to lapse of statute of limitations	(59)	(47)	—
Ending balance	$25,729	$59	$106
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate would be $0.0 million for the year ended December 31, 2024 due to the excess of deferred tax attributes.
The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense. The total amount of interest and penalties associated with unrecognized income tax benefits is $0.0 million and $0.1 million for the years ended December 31, 2024 and 2023.
It is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. As such the Company anticipates insignificant change to unrecognized tax benefits over the next 12 months.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in various international jurisdictions. Tax years 2017 and forward generally remain open for examination for federal and state tax purposes. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2024 and 2023 will remain subject to examination until the respective tax year is closed.
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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss)	$169,503	$14,243	$44,684	$3,884	$(45,163)	$(4,997)
Denominator:
Weighted average shares used in calculating net income (loss) per share, basic	310,113	26,059	298,116	25,918	283,989	31,421
Basic net income (loss) per share	$0.55	$0.55	$0.15	$0.15	$(0.16)	$(0.16)

Diluted net income (loss) per share:
Numerator:
Allocation of distributed income (loss), net of interest expense and related tax	$173,585	$14,586	$44,684	$3,884	$(45,163)	$(4,997)
Reallocation of undistributed income (loss) as a result of conversion of Class B to Class A shares	14,586	—	3,884	—	(4,997)	—
Allocation of undistributed income (loss)	$188,171	$14,586	$48,568	$3,884	$(50,160)	$(4,997)
Denominator:
Number of shares used in basic calculation	310,113	26,059	298,116	25,918	283,989	31,421
Weighted average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	26,059	—	25,918	—	31,421	—
Employee stock options	9,128	—	14,828	—	—	—
Employee stock purchase plan	25	—	15	—	—	—
Restricted stock units and performance stock units	4,701	—	2,731	—	—	—
Unvested restricted stock in connection with acquisitions	327	—	586	—	—	—
Shares issuable upon conversion of the 2025 Notes	8,032	—	8,098	—	—	—
Shares issuable upon conversion of the 2029 Notes	251	—	—	—	—	—
Number of shares used in diluted calculation	358,636	26,059	350,292	25,918	315,410	31,421
Diluted net income (loss) per share	$0.52	$0.56	$0.14	$0.15	$(0.16)	$(0.16)
For the periods presented where the Company was in a loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Shares subject to outstanding stock options and RSUs	350	2,248	30,931
Unvested early exercised stock options and restricted shares of common stock	—	31	1,120
Shares subject to the employee stock purchase plan	15	—	316
Shares issuable upon conversion of the 2025 Notes	—	—	8,098
Total	365	2,279	40,465
The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share.

The Company entered into Capped Calls in connection with the issuance of the Notes. The effect of the Capped Calls was excluded from the calculation of diluted net income per share as the effect of the Capped Calls would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the Notes.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Datadog, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Datadog, Inc. and its subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
February 20, 2025

Item 9B. Other Information
Trading Arrangements
During the three months ended December 31, 2024, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted written plans intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the sale of the Company’s securities as set forth in the table below.

Name	Position	Adoption Date	Total Shares of Class A Common Stock to be Sold	Expiration Date

Sean Walters	Chief Revenue Officer	December 10, 2024	Up to 122,068 (1)	March 31, 2026
David Obstler	Chief Financial Officer	December 12, 2024	107,500	December 31, 2025
Michael Callahan (2)	Director	December 12, 2024	200,000	December 31, 2025
Kerry Acocella	General Counsel and Secretary	December 13, 2024	Up to 47,668 (1)	December 31, 2025
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
(2)The shares will be sold under a Rule 10b5-1 trading plan by the Callahan-Thernstrom Family Trust.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than as set forth below) will be included in the proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, or the 2025 Proxy Statement, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

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
(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Datadog, Inc.	8-K	001-39051	3.1	September 23, 2019

3.2	Amended and Restated Bylaws of Datadog, Inc.	10-Q	001-39051	3.2	August 9, 2023

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-233428	4.1	September 9, 2019

4.2	Description of Securities.	10-K	001-39051	4.2	February 25, 2020

4.3	Indenture, dated June 2, 2020, between Datadog, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-39051	4.1	June 2, 2020

4.4	Form of Global Note representing Datadog, Inc.’s 0.125% Convertible Senior Notes due 2025	8-K	001-39051	4.1	June 2, 2020

4.5	Indenture, dated December 12, 2024, between Datadog, Inc. and U.S. Bank National Association, as Trustee	8-K	001-39051	4.1	December 12, 2024

4.6	Form of Global Note representing Datadog, Inc.’s 0.00% Convertible Senior Notes due 2029	8-K	001-39051	4.1	December 12, 2024

10.1#	Datadog, Inc. 2012 Equity Incentive Plan, and terms of agreements thereunder.	S-1	333-233428	10.2	August 23, 2019

10.2#	Datadog, Inc. 2019 Equity Incentive Plan and terms of agreements thereunder.	S-1/A	333-233428	10.3	September 9, 2019

10.3#	Datadog, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233428	10.4	September 9, 2019

10.4#	Performance Stock Units (PSU) Grant Notice and Award Agreement	10-Q	001-39051	10.1	August 8, 2022

10.5#	Form of Indemnity Agreement entered into by and between Datadog, Inc. and each director and executive officer.	S-1/A	333-233428	10.5	September 9, 2019

10.6#	Offer Letter, by and between Datadog, Inc. and Olivier Pomel, dated May 20, 2011.	S-1/A	333-233428	10.6	September 9, 2019

10.7#	Offer Letter, by and between Datadog, Inc. and David Obstler, dated August 28, 2018.	S-1/A	333-233428	10.1	September 9, 2019

10.8#	Offer Letter, by and between Datadog, Inc. and Alexis Lê-Quôc, dated May 20, 2011.	10-Q	001-39051	10.1	May 7, 2021

10.9#	Offer Letter, by and between Datadog, Inc. and Amit Agarwal, dated May 4, 2012.	10-Q	001-39051	10.2	May 7, 2021

10.10#	Offer Letter, by and between Datadog, Inc. and Adam Blitzer, dated April 23, 2021.	10-Q	001-39051	10.1	May 6, 2022

10.11#	Amended Offer Letter, by and between Datadog, Inc. and Sean Walters, dated January 5, 2022	10-K	001-39051	10.12	February 24, 2023

10.12#	Amended Offer Letter, by and between Datadog, Inc. and Yanbing Li, dated June 27, 2024	10-K				X

10.13	Agreement of Sub-Sub-Sublease, by and between Datadog, Inc. and Ideeli Inc., dated April 14, 2016.	S-1	333-233428	10.9	August 23, 2019

10.14	Agreement of Sub-Sublease, by and between Datadog, Inc. and BT Americas Inc., dated September 18, 2017.	S-1	333-233428	10.10	August 23, 2019

10.15#	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39051	10.1	August 9, 2023

10.16#	Form of Change of Control and Severance Agreement.	S-1/A	333-233428	10.13	September 9, 2019

10.17	Form of Confirmation for Capped Call Transaction.	8-K	001-39051	10.1	June 2, 2020

10.18	Form of Confirmation for Capped Call Transaction.	8-K	001-39051	99.1	December 12, 2024

10.19	Agreement of Sublease, by and between Datadog, Inc. and Clearbridge Investments, LLC, dated July 9, 2020	10-K	001-39051	10.14	March 1, 2021

10.20	Lease, by and between Datadog, Inc. and FC Eighth Ave., LLC, dated July 28,2022.	10-Q	001-39051	10.2	August 8, 2022

19.1	Insider Trading Policy					X

21.1	List of Subsidiaries of Datadog, Inc.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-39051	97.1	February 23, 2024

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

DATADOG, INC.

Date: February 20, 2025	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director
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

Signature	Title	Date

/s/ Olivier Pomel	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2025
Olivier Pomel

/s/ David Obstler	Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2025
David Obstler

/s/ Alexis Le-Quôc	Chief Technology Officer and Director	February 20, 2025
Alexis Le-Quôc

/s/ Amit Agarwal	Director	February 20, 2025
Amit Agarwal

/s/ Michael Callahan	Director	February 20, 2025
Michael Callahan

/s/ Titi Cole	Director	February 20, 2025
Titi Cole

/s/ Dev Ittycheria	Director	February 20, 2025
Dev Ittycheria

/s/ Matthew Jacobson	Director	February 20, 2025
Matthew Jacobson

/s/ Julie Richardson	Director	February 20, 2025
Julie Richardson

/s/ Shardul Shah	Director	February 20, 2025
Shardul Shah