Form 10-Q
period 2025-03-31
Datadog, Inc.
filed 2025-05-07
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, there were 319,498,060 shares of the registrant’s Class A common stock and 25,855,171 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DATADOG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,079,854	$1,246,983
Marketable securities	3,369,820	2,942,076
Accounts receivable, net of allowance for credit losses of $17,707 and $16,302 as of March 31, 2025 and December 31, 2024, respectively	490,172	598,919
Deferred contract costs, current	58,832	56,095
Prepaid expenses and other current assets	77,660	67,042
Total current assets	5,076,338	4,911,115
Property and equipment, net	249,916	226,970
Operating lease assets	203,074	172,512
Goodwill	361,738	360,381
Intangible assets, net	2,626	3,711
Deferred contract costs, non-current	90,501	86,573
Other assets	26,188	24,077
TOTAL ASSETS	$6,010,381	$5,785,339
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$98,442	$107,731
Accrued expenses and other current liabilities	138,238	127,136
Operating lease liabilities, current	34,228	31,970
Convertible senior notes, net, current	634,780	634,023
Deferred revenue, current	949,135	961,853
Total current liabilities	1,854,823	1,862,713
Operating lease liabilities, non-current	227,974	196,905
Convertible senior notes, net, non-current	980,314	979,282
Deferred revenue, non-current	21,560	22,693
Other liabilities	9,036	9,383
Total liabilities	3,093,707	3,070,976
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 319,232,516 and 316,787,538 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 25,678,293 and 25,331,244 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	2,860,643	2,689,013
Accumulated other comprehensive income (loss)	1,338	(4,701)
Retained earnings	54,690	30,048
Total stockholders’ equity	2,916,674	2,714,363
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,010,381	$5,785,339
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$761,553	$611,253
Cost of revenue	157,628	110,098
Gross profit	603,925	501,155
Operating expenses:
Research and development	341,061	269,988
Sales and marketing	214,291	173,881
General and administrative	60,993	45,290
Total operating expenses	616,345	489,159
Operating (loss) income	(12,420)	11,996
Other income:
Interest expense	(2,963)	(1,374)
Interest income and other income, net	47,179	35,563
Other income, net	44,216	34,189
Income before provision for income taxes	31,796	46,185
Provision for income taxes	7,154	3,554
Net income	$24,642	$42,631
Net income attributable to common stockholders	$24,642	$42,631
Basic net income per share	$0.07	$0.13
Diluted net income per share	$0.07	$0.12
Weighted average shares used in calculating basic net income per share:	343,097	331,806
Weighted average shares used in calculating diluted net income per share:	363,078	355,979
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$24,642	$42,631
Other comprehensive income (loss):
Foreign currency translation adjustments	3,106	(2,264)
Unrealized gain (loss) on available-for-sale marketable securities	2,933	(3,218)
Other comprehensive income (loss)	6,039	(5,482)
Comprehensive income	$30,681	$37,149
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2024	342,118,782	$3	$2,689,013	$(4,701)	$30,048	$2,714,363
Issuance of common stock upon exercise of stock options	1,316,133	—	1,703	—	—	1,703
Vesting of restricted and performance stock units	1,475,894	—	—	—	—	—
Stock-based compensation	—	—	169,927	—	—	169,927
Change in accumulated other comprehensive income	—	—	—	6,039	—	6,039
Net income	—	—	—	—	24,642	24,642
BALANCE—March 31, 2025	344,910,809	$3	$2,860,643	$1,338	$54,690	$2,916,674

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2023	331,079,746	$3	$2,181,267	$(2,218)	$(153,698)	$2,025,354
Issuance of common stock upon exercise of stock options	1,340,644	—	2,173	—	—	2,173
Vesting of restricted and performance stock units	1,545,200	—	—	—	—	—
Stock-based compensation	—	—	137,679	—	—	137,679
Change in accumulated other comprehensive loss	—	—	—	(5,482)	—	(5,482)
Net income	—	—	—	—	42,631	42,631
BALANCE—March 31, 2024	333,965,590	$3	$2,321,119	$(7,700)	$(111,067)	$2,202,355
See accompanying notes to condensed consolidated financial statements

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,642	$42,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,255	12,895
Accretion of discounts on marketable securities	(10,370)	(14,126)
Amortization of issuance costs	1,819	850
Amortization of deferred contract costs	14,853	11,844
Stock-based compensation, net of amounts capitalized	164,265	135,033
Non-cash lease expense	8,389	6,810
Allowance for credit losses on accounts receivable	4,520	2,732
(Gain) loss on disposal of property and equipment	(145)	43
Changes in operating assets and liabilities:
Accounts receivable, net	104,227	55,490
Deferred contract costs	(21,519)	(12,636)
Prepaid expenses and other current assets	(10,263)	(14,075)
Other assets	(1,217)	2,614
Accounts payable	(10,712)	(17,122)
Accrued expenses and other liabilities	5,648	(7,433)
Deferred revenue	(13,851)	6,720
Net cash provided by operating activities	271,541	212,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(970,302)	(637,351)
Maturities of marketable securities	555,938	401,666
Proceeds from sale of marketable securities	(76)	—
Purchases of property and equipment	(8,748)	(14,158)
Capitalized software development costs	(18,402)	(11,365)
Cash paid for acquisition of businesses; net of cash acquired	(1,818)	—
Net cash used in investing activities	(443,408)	(261,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,673	2,191
Repayments of 2025 Convertible Senior Notes	(20)	—
Net cash provided by financing activities	1,653	2,191

Effect of exchange rate changes on cash and cash equivalents	3,085	(1,374)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(167,129)	(48,121)
CASH AND CASH EQUIVALENTS—Beginning of period	1,246,983	330,339
CASH AND CASH EQUIVALENTS—End of period	$1,079,854	$282,218

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,658	$4,647

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$4,542	$813
Stock-based compensation included in capitalized software development costs	$5,662	$2,646
Acquisition holdback	$50	$—
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
The unaudited condensed consolidated financial statements include the accounts of Datadog, Inc. and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any other interim period or for any other future year. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 20, 2025 (the “Annual Report”).
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
In January 2025, the Company completed an assessment of the useful life of its capitalized software development costs, resulting in an increase in the estimated useful life of capitalized software development costs from two to three years. This change in accounting estimate was effective beginning fiscal year 2025.
Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”), which intends to increase the transparency of income tax disclosures, particularly the rate reconciliation table and disclosures about income taxes paid. For public business entities, it is effective for annual periods beginning after December 15, 2024, and interim periods beginning after December 15, 2025, with early adoption permitted. The Company has not early adopted this standard and is evaluating the impact of it on its consolidated financial statements for the year ended December 31, 2025.
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

3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$2,339,091	$5,659	$(695)	$2,344,055
Commercial paper	419,851	71	(21)	419,901
U.S. government treasury securities	398,871	641	(293)	399,219
Certificates of deposit	205,100	53	(3)	205,150
U.S. government agency securities	1,490	5	—	1,495
Marketable securities	$3,364,403	$6,429	$(1,012)	$3,369,820

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$1,893,599	$4,243	$(1,801)	$1,896,041
U.S. government treasury securities	466,765	484	(789)	466,460
Commercial paper	390,058	241	(16)	390,283
Certificates of deposit	187,711	113	(22)	187,802
U.S. government agency securities	1,490	—	—	1,490
Marketable securities	$2,939,623	$5,081	$(2,628)	$2,942,076
As of March 31, 2025, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$2,020,748
Due in one year through five years	1,349,072
Total	$3,369,820
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
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$714,073	$—	$—	$714,073
Commercial paper	—	296,544	—	296,544
Certificates of deposit	—	11,916	—	11,916
U.S. government treasury securities	—	29,653	—	29,653
Marketable Securities:
Corporate debt securities	—	2,344,055	—	2,344,055
Commercial paper	—	419,901	—	419,901
U.S. government treasury securities	—	399,219	—	399,219
Certificates of deposit	—	205,150	—	205,150
U.S. government agency securities	—	1,495	—	1,495
Total financial assets	$714,073	$3,707,933	$—	$4,422,006

	Fair Value Measurement as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$1,193,927	$—	$—	$1,193,927
Corporate debt securities	—	2,502	—	2,502
U.S. government treasury securities	—	9,088	—	9,088
Marketable Securities:
Corporate debt securities	—	1,896,041	—	1,896,041
Commercial paper	—	390,283	—	390,283
Certificates of deposit	—	187,802	—	187,802
U.S. government treasury securities	—	466,460	—	466,460
U.S. government agency securities	—	1,490	—	1,490
Total financial assets	$1,193,927	$2,953,666	$—	$4,147,593
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

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Computers and equipment	$50,168	$46,155
Furniture and fixtures	22,911	20,752
Leasehold improvements	70,267	67,855
Capitalized software development costs	235,580	285,015
Total property and equipment	$378,926	$419,777
Less: accumulated depreciation and amortization	(129,010)	(192,807)
Total property and equipment, net	$249,916	$226,970
The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $10.1 million and $10.7 million for the three months ended March 31, 2025 and 2024, respectively.
6. Acquisitions, Intangible Assets and Goodwill
2024 Acquisitions
During the year ended December 31, 2024, the Company entered into one purchase agreement for an acquisition of a business, which was accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company does not consider this acquisition to be material. The total purchase price was allocated to intangible assets in the amount of $0.7 million and goodwill in the amount of $10.2 million based on the respective estimated fair values. The resulting goodwill from the agreements is not deductible for income tax purposes. Pro forma results of operations from the acquisition have not been presented because they were not material to the consolidated results of operations.
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$10,918	$(8,314)	$2,604	3 Years
Customer relationships	3,300	(3,278)	22	4 Years
Total	$14,218	$(11,592)	$2,626

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$10,918	$(7,432)	$3,486	3 years
Customer relationships	3,300	(3,075)	225	4 years
Total	$14,218	$(10,507)	$3,711
Intangible amortization expense was approximately $1.1 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2025	$1,685
2026	743
2027	198
Total	$2,626
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2024	$360,381
Foreign currency translation adjustments	1,357
Balance as of March 31, 2025	$361,738
7. Convertible Senior Notes
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
Holders of the 2025 Notes may convert all or any portion of their 2025 Notes, in integral multiples of $1,000 principal amount, at the option of the holder until the close of business on the second scheduled trading day immediately preceding the maturity date for the 2025 Notes. The conversion rate for the 2025 Notes is initially 10.8338 shares of Class A common stock per $1,000 principal amount of 2025 Notes (equivalent to an initial conversion price for the 2025 Notes of approximately $92.30 per share of Class A common stock), subject to adjustment as set forth in the indenture governing the 2025 Notes (the “2025 Indenture”). The Company elected to settle up to the principal amount of its 2025 Notes in cash and deliver, as the case may be, shares of Class A common stock (plus cash in lieu of any fractional share), in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2025 Notes being converted. The conversion consideration will be based on a daily settlement amount calculated on a proportionate basis for each trading day in a 30 trading day observation period as described in the 2025 Indenture. In addition, if specific corporate events occur prior to the applicable maturity date for the 2025 Notes, or if the Company elects to redeem the 2025 Notes, the Company will increase the conversion rate for the 2025 Notes for a holder who elects to convert their 2025 Notes in connection with such a corporate event or redemption in certain circumstances.
Since the issuance of the 2025 Notes, the Company received and settled an immaterial amount of conversion notices from the holders in cash. As of March 31, 2025, the 2025 Notes were classified as current liabilities on the Company's condensed consolidated balance sheet.
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
2029 Convertible Senior Notes

On December 12, 2024, the Company issued $1.0 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2029 (the “2029 Notes” and together with the 2025 Notes, the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the sale of the 2029 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $979.1 million. The 2029 Notes do not bear interest and the principal amount of the 2029 Notes will not accrete. The 2029 Notes will mature on December 1, 2029, unless earlier converted, redeemed or repurchased.
Holders may convert their 2029 Notes at their option at any time prior to the close of business on the business day immediately preceding September 1, 2029 only under the following circumstances:
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
(2)during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day;
(3)if the Company calls such 2029 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
(4)upon the occurrence of specified corporate events, as set forth in the indenture governing the 2029 Notes (the “2029 Indenture”).
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
During the three months ended March 31, 2025, the conditional conversion features of the 2029 Notes were not triggered. Therefore the 2029 Notes are not convertible, in whole or in part, at the option of the holders between April 1, 2025 through June 30, 2025. As of March 31, 2025, the 2029 Notes were classified as non-current liabilities on the Company's condensed consolidated balance sheet.
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
The net carrying amount of the Notes was as follows (in thousands):

	March 31, 2025	December 31, 2024
2025 Notes:
Principal	$635,428	$635,448
Unamortized debt issuance costs	(648)	(1,425)
Net carrying amount	$634,780	$634,023
2029 Notes:
Principal	$1,000,000	$1,000,000
Unamortized debt issuance costs	(19,686)	(20,718)
Net carrying amount	$980,314	$979,282
As of March 31, 2025, the total estimated fair value of the 2025 Notes was approximately $712.3 million and the fair value of the 2029 Notes was approximately $869.7 million. The fair value was determined based on the closing trading price or quoted market price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates and has been classified as level 2 in the fair value hierarchy.
Issuance costs are being amortized to interest expense over the contractual terms of the 2025 Notes and 2029 Notes at an effective interest rate of 0.59% for the 2025 Notes and 0.43% for the 2029 Notes.
The following table sets forth the interest expense related to the 2025 and 2029 Notes for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$199	$234
Amortization of issuance costs	1,819	850
Total	$2,018	$1,084
Capped Calls
In connection with the pricing of the 2025 and 2029 Notes, the Company entered into privately negotiated capped call transactions with certain option counterparties (the “Capped Calls”). The initial strike price of the Capped Calls corresponds to the initial conversion price of each of the Notes. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the Notes, with such offset subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured.
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

8. Commitments and Contingencies
Non-cancelable Material Commitments—During the three months ended March 31, 2025, other than certain non-cancelable operating leases described in Note 9, Leases, there have been no other material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the Annual Report.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for administrative costs of the 401(k) plan and makes matching contributions to the 401(k) plan. For the three months ended March 31, 2025 and March 31, 2024, the Company incurred expense of $2.1 million and $1.8 million, respectively, for matching contributions.
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
The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost (1)	$13,055	$10,530
Short-term lease cost	2,757	1,315

1)Includes non-cash lease expense of $8.4 million and $6.8 million for the three months ended March 31, 2025 and 2024, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities	$10,611	$2,284
Operating lease assets obtained in exchange for new lease liabilities	37,769	55,042

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2025	$22,863
2026	52,257
2027	51,565
2028	45,852
2029	41,877
Thereafter	125,259
Total lease payments	$339,673
Less: imputed interest	(77,471)
Present value of lease liabilities	$262,202
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

March 31, 2025
Weighted-average remaining lease term (years)	6.8
Weighted-average discount rate	6.75%
10. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2025	2024
North America (1)	$533,815	$425,600
International	227,738	185,653
Total	$761,553	$611,253

1)Includes revenue from the United States of $508.5 million and $404.5 million for the three months ended March 31, 2025 and 2024, respectively.
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
Revenue recognized during the three months ended March 31, 2025 and 2024, which was included in the deferred revenue balances at the beginning of each such period, was $425.3 million and $346.8 million, respectively.
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of March 31, 2025 and December 31, 2024, the aggregate transaction price allocated to remaining performance obligations was $2,309.0 million and $2,273.1 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Accounts Receivable

Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. During the three months ended March 31, 2025 and 2024, the Company charged $3.1 million and $2.6 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of March 31, 2025 and December 31, 2024, unbilled accounts receivable of approximately $83.4 million and $77.0 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.
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
Deferred contract costs on the Company’s condensed consolidated balance sheets were $149.3 million and $142.7 million as of March 31, 2025 and December 31, 2024, respectively. Amortization expense was $14.9 million and $11.8 million for the three months ended March 31, 2025 and 2024, respectively.
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
During the three months ended March 31, 2025, 183,585 shares of Class B common stock were converted into Class A common stock.
As of March 31, 2025, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 319,232,516 shares of Class A common stock and 25,678,293 shares of Class B common stock were issued and outstanding.
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Company’s initial public offering of Class A common stock (the “IPO”), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of March 31, 2025, there were 5,619,191 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants and advisors of the Company. As of March 31, 2025, there were 100,599,679 shares available for grant under the 2019 Plan.

Stock Options
The following table summarizes the Company’s stock option activity and weighted-average exercise prices:

	Number Of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance outstanding—December 31, 2024	6,953,119	$4.55	3.0	$961,910
Options granted	—	—
Options exercised	(1,316,133)	1.29
Options forfeited or expired	—	—
Balance outstanding—March 31, 2025	5,636,986	$5.31	3.1	$529,327
Ending Exercisable—March 31, 2025	5,636,986	$5.31	3.1	$529,327
As of March 31, 2025, there were 17,795 shares of Class A common stock and 5,619,191 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2024, there were 17,795 shares of Class A common stock and 6,935,324 shares of Class B common stock issuable upon the exercise of options outstanding.
There were no options granted during the three months ended March 31, 2025 and 2024. The Company received approximately $1.7 million and $2.2 million in cash proceeds from options exercised during the three months ended March 31, 2025 and 2024, respectively. The intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was approximately $168.4 million and $164.7 million, respectively.
Restricted Stock Units, Restricted Stock and Performance Stock Units
The following table summarizes the activity for the Company’s unvested RSUs and PSUs:

	Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2024	13,806,700	$116.09
Awarded	1,100,652	117.98
Vested	(1,475,894)	109.71
Forfeited/canceled	(322,309)	114.80
Balance—March 31, 2025	13,109,149	$116.99
The Company granted no restricted shares of Class A common stock in connection with acquisitions during the three months ended March 31, 2025.
Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $1,310.0 million and $1,378.1 million as of March 31, 2025 and December 31, 2024, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares of common stock will be recognized is 2.7 years and 2.8 years as of March 31, 2025 and December 31, 2024, respectively.
Total compensation cost related to unvested PSUs not yet recognized was approximately $39.7 million and $52.3 million as of March 31, 2025 and December 31, 2024, respectively. The weighted-average period over which this compensation cost related to unvested PSUs will be recognized is 1.4 years and 1.3 years as of March 31, 2025 and December 31, 2024, respectively.
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
The Company recognized $4.4 million of stock-based compensation expense related to the ESPP during the three months ended March 31, 2025. As of March 31, 2025, $23.0 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. There were no purchases related to ESPP in the three months ended March 31, 2025. As of March 31, 2025, 23,763,794 shares of Class A common stock remain available for grant under the ESPP.
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
Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$6,651	$5,527
Research and development	105,735	88,413
Sales and marketing	34,125	28,531
General and administrative	17,754	12,562
Stock-based compensation, net of amounts capitalized	164,265	135,033
Capitalized stock-based compensation expense	5,662	2,646
Total stock-based compensation expense	$169,927	$137,679

12.Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest income	$50,727	$35,435
Other (loss) income, net	(3,548)	128
Interest income and other income, net	$47,179	$35,563
13.Income Taxes
The Company recorded a provision for income taxes of $7.2 million and $3.6 million for the three months ended March 31, 2025 and 2024, respectively. The Company has generated U.S. operating income and has minimal profits in its foreign jurisdictions during the quarter.
The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve for each of the three months ended March 31, 2025 and 2024. The Company’s policy is to recognize interest and penalties related to uncertain income tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.
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
14.Net Income Per Share
Basic and diluted net income per common share is presented in conformity with the two-class method required for participating securities. Basic and diluted net income per share is computed using the weighted-average number of shares of common stock outstanding during the period. The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the conversion of Class B common stock is assumed in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2025		2024
Basic net income per share:	Class A	Class B	Class A	Class B
Numerator:
Net income	$22,808	$1,834	$39,306	$3,325
Denominator:
Weighted-average shares used in calculating net income per share, basic	317,561	25,536	305,927	25,879
Basic net income per share	$0.07	$0.07	$0.13	$0.13

Diluted net income per share:
Numerator:
Allocation of distributed income, net of interest expense and related tax	$24,101	$1,938	$39,306	$3,325
Reallocation of undistributed net income as a result of conversion of Class B to Class A shares	1,938	—	3,325	—
Allocation of undistributed income	$26,039	$1,938	$42,631	$3,325
Denominator:
Number of shares used in basic calculation	317,561	25,536	305,927	25,879
Weighted-average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	25,536	—	25,879	—
Employee stock options	5,961	—	11,047	—
Employee stock purchase plan	86	—	34	—
Restricted stock units and performance stock units	3,404	—	4,475	—
Unvested restricted stock in connection with acquisition	194	—	519	—
Shares issuable upon conversion of the 2025 Notes	5,740	—	8,098	—
Shares issuable upon conversion of the 2029 Notes	4,596	—	—	—
Number of shares used in diluted calculation	363,078	25,536	355,979	25,879
Diluted net income per share	$0.07	$0.08	$0.12	$0.13
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of March 31,
	2025	2024
Shares subject to outstanding stock options, RSUs and PSUs	2,868	966
Total	2,868	966
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
15.Subsequent Events
Subsequent to March 31, 2025, the Company entered into three purchase agreements for acquisitions of businesses for approximately $180.0 million in cash and stock, subject to certain customary adjustments. The Company is currently evaluating the purchase price allocation for these transactions but does not consider these acquisitions to be material, individually, or in aggregate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or the Annual Report. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
As of March 31, 2025, we had $1,079.9 million in cash and cash equivalents and $3.4 billion in marketable securities. We generated revenue of $761.6 million and $611.3 million in the three months ended March 31, 2025 and 2024, respectively, representing year-over-year growth of 25%. Substantially all of our revenue is from subscription software sales. While we have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, we had incurred net income of $24.6 million and $42.6 million for the three months ended March 31, 2025 and 2024, respectively. Our operating cash flow was $271.5 million and $212.3 million for the three months ended March 31, 2025 and 2024, respectively. Our free cash flow was $244.4 million and $186.7 million for the three months ended March 31, 2025 and 2024, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including changes in trade policies, such as trade wars, tariffs or other trade restrictions or the threat of such actions, fluctuating inflation and interest rates, conflicts in Ukraine and the Middle East have led to economic uncertainty. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses.
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

Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of March 31, 2025, we had approximately 30,500 customers spanning organizations of a broad range of sizes and industries, compared to approximately 28,000 as of March 31, 2024. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.
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

Expanding Within Our Existing Customer Base
Our base of customers represents a significant opportunity for further sales expansion. As of March 31, 2025, we had approximately 3,770 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 88% of our ARR, up from 3,340 customers as of March 31, 2024, representing 87% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of March 31, 2025, our trailing 12-month dollar-based net retention rate was in the high-110%'s. As of March 31, 2024, our trailing 12-month dollar-based net retention rate was mid-110%'s. The increase in our trailing 12-month dollar-based net retention rate was attributable to increased usage growth from existing customers. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the trailing 12-month dollar-based net retention rate.
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

Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have demonstrated the success of our platform approach, through expansion beyond our initial infrastructure monitoring solution to include over 20 products. Approximately 83% of our customers were using more than one product as of March 31, 2025, up from approximately 82% a year earlier. Additionally, as of March 31, 2025, approximately 51% of our customers were using more than four products, up from approximately 47% a year earlier, approximately 28% of our customers were using more than six products, up from 23% a year earlier, and approximately 13% of our customers were using more than eight products, up from 10% a year earlier. We believe these metrics indicate strong expansion of product adoption across our platform.
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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 30% of our total revenue for each of the three months ended March 31, 2025 and 2024. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in EMEA and APAC. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, primarily in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo.
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
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$761,553	$611,253
Cost of revenue (1)(2)(3)	157,628	110,098
Gross profit	603,925	501,155
Operating expenses
Research and development (1)(3)	341,061	269,988
Sales and marketing (1)(2)(3)	214,291	173,881
General and administrative (1)(3)	60,993	45,290
Total operating expenses	616,345	489,159
Operating (loss) income	(12,420)	11,996
Other income:
Interest expense (4)	(2,963)	(1,374)
Interest income and other income, net	47,179	35,563
Other income, net	44,216	34,189
Income before provision for income taxes	31,796	46,185
Provision for income taxes	7,154	3,554
Net income	$24,642	$42,631
_________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$6,651	$5,527
Research and development	105,735	88,413
Sales and marketing	34,125	28,531
General and administrative	17,754	12,562
Total	$164,265	$135,033
_________________
(2)Includes amortization of acquired intangibles expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$894	$2,027
Sales and marketing	203	205
Total	$1,097	$2,232
_________________
(3) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$186	$192
Research and development	9,582	10,819
Sales and marketing	1,570	2,153
General and administrative	2,225	2,057
Total	$13,563	$15,221
_________________
(4) Includes amortization of issuance costs as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Interest expense	$1,819	$850
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(as a percentage of total revenue(1))
Revenue	100%	100%
Cost of revenue	21	18
Gross profit	79	82
Operating expenses
Research and development	45	44
Sales and marketing	28	28
General and administrative	8	7
Total operating expenses	81	80
Operating (loss) income	(2)	2
Other income:
Interest expense	0	0
Interest income and other income, net	6	6
Other income, net	6	6
Income before provision for income taxes	4	8
Provision for income taxes	1	1
Net income	3%	7%
(1)Certain items may not total due to rounding.
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Revenue	$761,553	$611,253	$150,300	25%

Revenue increased by $150.3 million, or 25%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Approximately 75% of the increase in revenue was attributable to growth from existing customers, and the remaining 25% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Cost of revenue	$157,628	$110,098	$47,530	43%
Gross margin	79%	82%
Cost of revenue increased by $47.5 million, or 43%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to an increase of $42.8 million in third-party cloud infrastructure hosting and software costs and an increase of $5.7 million in personnel costs and other related costs as a result of increased headcount.
Our gross margin decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily as a result of increased spend with our third-party cloud infrastructure providers.
Research and Development

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Research and development	$341,061	$269,988	$71,073	26%
Percentage of revenue	45%	44%
Research and development expense increased by $71.1 million, or 26%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to an increase of $54.2 million in personnel costs including allocated overhead costs for our engineering, product and design teams as a result of increased headcount and an increase of $16.2 million in cloud infrastructure-related investments.
Sales and Marketing

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Sales and marketing	$214,291	$173,881	$40,410	23%
Percentage of revenue	28%	28%
Sales and marketing expense increased by $40.4 million, or 23%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to an increase of $29.6 million in personnel costs including allocated overhead costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $8.4 million in advertising, sales, marketing and promotional activities.

General and Administrative

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(dollars in thousands)
General and administrative	$60,993	$45,290	$15,703	35%
Percentage of revenue	8%	7%
General and administrative expense increased by $15.7 million, or 35%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to an increase of $9.2 million in personnel costs including allocated overhead costs as a result of increased headcount, and an increase of $3.2 million in legal and other professional services expenses.
Other Income, Net

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Other income, net	$44,216	$34,189	$10,027	29%
Percentage of revenue	6%	6%
Other income, net increased by $10.0 million, or 29%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily driven by an increase of $15.3 million in interest income, mainly due to income earned from investments in marketable securities. This amount was partially offset by a decrease of $3.7 million in other income mainly due to fluctuations related to foreign currency exchange rates.
Liquidity and Capital Resources
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, hosting expenses, facility expenses, and marketing expenses. We have generated positive cash flows from operations during the three months ended March 31, 2025 and 2024. When assessing sources of liquidity, we also include cash and cash equivalents of $1.1 billion and marketable securities of $3.4 billion as of March 31, 2025. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support our cash requirements for the next 12 months and beyond.
Our working capital requirements principally consist of workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancellable and non-cancelable licenses and services arrangements that are integral to our business operations, and operating lease obligations. Our principal commitments consist of purchase commitments for business operations, operating lease obligations, and obligations to pay the Notes’ coupons and principal. Purchase commitments for business operations are primarily related to cloud hosting and other software-based services.
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
The 2025 Notes will mature on June 15, 2025. The Company elected to settle up to the principal amount of its 2025 Notes in cash and deliver, as the case may be, shares of Class A common stock (plus cash in lieu of any fractional share), in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2025 Notes being converted.

During the three months ended March 31, 2025, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.
Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash provided by operating activities	$271,541	$212,270
Cash used in investing activities	(443,408)	(261,208)
Cash provided by financing activities	1,653	2,191
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2025 increased $59.3 million compared to the three months ended March 31, 2024, primarily driven by an increase in non-cash charges of $38.5 million, a decrease in accounts receivable of $48.7 million, and an increase in accrued expenses and other current liabilities of $13.1 million. The increase in non-cash charges related primarily to an increase of $29.2 million in stock-based compensation as we continued to increase headcount to support the growth of the business. The increase in cash provided by operating activities was partially offset by a decrease in deferred revenue of $20.6 million and an increase in deferred contract costs of $8.9 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 increased $182.2 million compared to the three months ended March 31, 2024, primarily driven by an increase of $333.0 million in the purchases of marketable securities. The increase in cash used in investing activities was partially offset by an increase of $154.3 million in proceeds from maturities of marketable securities.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2025 decreased $0.5 million compared to the three months ended March 31, 2024, primarily due to a decrease in proceeds from the exercise of stock options of $0.5 million.
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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$271,541	$212,270
Less: Purchases of property and equipment	(8,748)	(14,158)
Less: Capitalized software development costs	(18,402)	(11,365)
Free cash flow	$244,391	$186,747
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
There have been no material changes to our critical accounting policies from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report, except as noted below.
Change in Accounting Estimate
In January 2025, we completed an assessment of the useful life of our capitalized software development costs, resulting in an increase in the estimated useful life of capitalized software development costs from two to three years. This change in accounting estimate was effective beginning fiscal year 2025.
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
Interest Rate Risk
As of March 31, 2025, we had $1,052.2 million in cash equivalents and $3.4 billion in marketable securities, which consisted of commercial debt, commercial paper, U.S. government treasury securities, certificates of deposit, and U.S. government agency securities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of March 31, 2025, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, changes in trade policies, such as trade wars, tariffs or other trade restrictions or the threat of such actions, financial and credit market fluctuations, fluctuating inflation and interest rates, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, such as the conflicts in Ukraine and the Middle East, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. Such catastrophic and disruptive events have and may adversely affect workforces, economies and financial markets globally, leading to a reduction in the ability of, or the inability of, customers, partners, suppliers, vendors or other parties to meet their contractual obligations, and for a period of time, a reduction in customer spending on technology, and such conditions have and may reoccur in the future. For instance, there is currently significant uncertainty about trade policies, treaties, tariffs and taxes. Even in the absence of tariffs or other trade restrictions, the related uncertainty with respect to international trade may lead to continuing volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced usage and demand for our products. The war in Ukraine, conflicts in the Middle East and related political and economic responses such as sanctions imposed on Russia, may also exacerbate these issues and trends especially in these regions. In addition interest rates remain elevated, which may dampen economic growth and cause companies to moderate spending on information technology. These types of unfavorable conditions could disrupt the timing of and attendance at key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted, our marketing investments, sales pipeline and ability to generate new customers and sales of our products could be negatively and adversely affected. Our competitors, many of which are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. The increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $761.6 million and $611.3 million for the three months ended March 31, 2025 and 2024, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
Our future success depends in part on our ability to sell additional subscriptions and products to our existing customers, and our customers renewing their subscriptions when the contract term expires. The terms of our subscription agreements are primarily monthly or annual, with some quarterly, semiannual and multi-year. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Whether our customers renew or expand their subscriptions with us may be impacted by a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, or reductions in our customers’ spending on IT solutions or their spending levels generally. These factors may be exacerbated by unfavorable conditions in the economy, see “Risks Associated with our Growth—Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations” above. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. Certain customers and cohorts of customers in specific industries have or in the future may increase usage of our product and then seek to optimize their usage, renew their subscriptions on terms less favorable to us, or not renew their subscriptions, which may result in revenue volatility. For example, in prior periods customers in our cloud-native cohort, and more recently larger customers in our AI-native cohort, which cohort includes our largest customer and represented approximately six percentage points of our year-over-year revenue growth for the quarter ended March 31, 2025, have rapidly increased their usage of our product and then optimized or may in the future optimize their usage or fail to renew their subscriptions. If our customers do not purchase additional subscriptions and products from us, reduce their usage, fail to renew their subscriptions or renew on different terms, our revenue and dollar-based net retention may decline and our business, financial condition and results of operations may be harmed.

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
We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share personal, confidential and proprietary information and other information (collectively, sensitive information) necessary to provide our services, to operate our business, for legal and marketing purposes, and for other business-related purposes.
Our platform and products involve the storage and transmission of data, including personal information, and security breaches or unauthorized access to our platform and products, or those of the third-parties with whom we work, could result in the unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to sensitive information including our customers’ data. Consequently, we may be subject to significant litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities. We have previously and may in the future become the target of cyber-attacks by third parties, including without limitation nation-state actors, seeking to gain unauthorized access to and exfiltrate our or our customers’ data, including confidential and personal information, or to disrupt our ability to provide our services. In addition, many of our employees work remotely and utilize network connections, computers and devices outside our premises or network, which may pose additional data security risks (including, for example, the increasing number of phishing and malicious emails we continue to receive). The reliability and continuous availability of our platform is critical to our success.
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
We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities on a timely basis. Among other things, our applications, systems, networks, software, other computer assets and physical facilities could be breached or could otherwise malfunction or fail, or the sensitive information that we store could be otherwise compromised due to employee error or malfeasance, if, for example, third parties fraudulently induce our employees or our members to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. For example, in April 2025, we notified customers of access by an unauthorized third party to a number of Datadog source code repositories arising from compromised employee account credentials. After discovering the access, we revoked the credentials and terminated the unauthorized access. Additionally, from time to time employees or service providers may inadvertently misconfigure resources or misdirect certain communications, leading to security vulnerabilities or incidents that we must then expend effort and incur expenses to correct.
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
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting regions and industries in which our customers participate, including those impacted by the war in Ukraine and conflicts in the Middle East;
•the effects of trade policies, such as trade wars, tariffs or other trade restrictions or the threat of such actions;
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
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing SaaS applications, those experienced with artificial intelligence and machine learning, and experienced sales professionals. If we are unable to attract such personnel in cities where we are located, we may need to hire in other locations which may add to the complexity and costs of our business operations. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the value or perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

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
The success of our platform depends, in part, on its ability to be deployed in a self-service installation process. We currently offer more than 900 out-of-the-box integrations to assist customers in deploying Datadog, and we need to continuously modify and enhance our products to adapt to changes and innovation in existing and new technologies to maintain and grow our integrations. We expect that the number of integrations we will need to support will continue to expand as developers adopt new software platforms, and we will have to develop new versions of our products to work with those new platforms. This development effort may require significant engineering, sales and marketing resources, all of which would adversely affect our business. Any failure of our products to operate effectively with future infrastructure platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, financial condition and results of operations could be adversely affected.
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
We and the third-parties with whom we work are subject to stringent and changing laws, regulations, standards, and contractual obligations related to data privacy and security. Actual or perceived failure by us or the third-parties with whom we work to comply with such laws, regulations, standards, or contractual obligations could harm our business.
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
The OECD's Pillar Two model rules introduced a global minimum tax of 15%. These model rules have been adopted by various governments around the world, some of which are effective for tax periods beginning on or after December 31, 2023. There is no material impact on our financial statements for the tax period ending March 31, 2025.
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

Financial Statements and Supplementary Data” of our Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, business combinations, and internal-use software development costs. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 30% for each of the three months ended March 31, 2025 and 2024. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of March 31, 2025, approximately 41% of our full-time employees were located outside of the United States, 35% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
•potential changes in trade relations, sanctions, regulations, or laws including changes in trade policies, such as trade wars, tariffs or other trade restrictions or the threat of such actions;
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2025, our outstanding shares of Class B common stock represented approximately 45% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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
The conditional conversion feature of the 2029 Notes may adversely affect our financial condition and operating results.
The 2029 Notes are convertible at the option of their holders prior to their scheduled maturity in the event one or more of the conditional conversion features of the 2029 Notes are triggered. If one or more holders elect to convert their 2029 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2029 Notes, we could be required under applicable accounting rules to reclassify the outstanding principal of the 2029 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The 2025 Notes are convertible at the option of their holders prior to the close of business on the second scheduled trading day immediately preceding their scheduled maturity, and we previously elected to settle all such conversions in cash up to the aggregate principal amount of the 2025 Notes to be converted and shares of our Class A common stock in excess of the remainder, if any, of our conversion obligations in excess of the aggregate principal amount of the 2025 Notes being converted. The outstanding principal of the 2025 Notes are classified as a current liability in our most recent financials.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
(a)Recent Sales of Unregistered Equity Securities
None.
(b) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
On March 3, 2025, David Obstler, our Chief Financial Officer, modified (within the meaning of Rule 10b5-1(c)(1)(iv)) a Rule 10b5-1 trading arrangement, originally adopted on December 12, 2024, to change the price limits for sales under the plan and extend the expiration date to May 31, 2026; however, the total shares of Class A common stock to be sold remained unchanged at 107,500 shares.
During the three months ended March 31, 2025, none of the Company’s directors or other officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

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

DATADOG, INC.

Date: May 7, 2025	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2025	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)