Form 10-Q
period 2025-06-30
Datadog, Inc.
filed 2025-08-08
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, there were 323,270,704 shares of the registrant’s Class A common stock and 25,474,422 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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
•our ability to sustain our profitability;
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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DATADOG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$489,030	$1,246,983
Marketable securities	3,421,940	2,942,076
Accounts receivable, net of allowance for credit losses of $17,413 and $16,302 as of June 30, 2025 and December 31, 2024, respectively	604,174	598,919
Deferred contract costs, current	62,090	56,095
Prepaid expenses and other current assets	67,442	67,042
Total current assets	4,644,676	4,911,115
Property and equipment, net	283,084	226,970
Operating lease assets	215,626	172,512
Goodwill	530,982	360,381
Intangible assets, net	17,239	3,711
Deferred contract costs, non-current	95,568	86,573
Other assets	35,240	24,077
TOTAL ASSETS	$5,822,415	$5,785,339
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$198,767	$107,731
Accrued expenses and other current liabilities	148,028	127,136
Operating lease liabilities, current	39,955	31,970
Convertible senior notes, net, current	—	634,023
Deferred revenue, current	966,442	961,853
Total current liabilities	1,353,192	1,862,713
Operating lease liabilities, non-current	243,115	196,905
Convertible senior notes, net, non-current	981,357	979,282
Deferred revenue, non-current	29,866	22,693
Other liabilities	19,128	9,383
Total liabilities	2,626,658	3,070,976
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 323,159,440 and 316,787,538 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 25,449,141 and 25,331,244 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	3,130,130	2,689,013
Accumulated other comprehensive income (loss)	8,287	(4,701)
Retained earnings	57,337	30,048
Total stockholders’ equity	3,195,757	2,714,363
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,822,415	$5,785,339
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$826,760	$645,279	$1,588,313	$1,256,532
Cost of revenue	165,978	123,499	323,606	233,597
Gross profit	660,782	521,780	1,264,707	1,022,935
Operating expenses:
Research and development	387,482	274,599	728,543	544,587
Sales and marketing	239,026	187,005	453,317	360,886
General and administrative	69,774	47,558	130,767	92,848
Total operating expenses	696,282	509,162	1,312,627	998,321
Operating (loss) income	(35,500)	12,618	(47,920)	24,614
Other income:
Interest expense	(3,075)	(1,477)	(6,038)	(2,851)
Interest income and other income, net	44,663	36,652	91,842	72,215
Other income, net	41,588	35,175	85,804	69,364
Income before provision for income taxes	6,088	47,793	37,884	93,978
Provision for income taxes	3,441	3,969	10,595	7,523
Net income	$2,647	$43,824	$27,289	$86,455
Net income attributable to common stockholders	$2,647	$43,824	$27,289	$86,455
Basic net income per share	$0.01	$0.13	$0.08	$0.26
Diluted net income per share	$0.01	$0.12	$0.08	$0.24
Weighted average shares used in calculating basic net income per share:	346,185	334,941	344,650	333,373
Weighted average shares used in calculating diluted net income per share:	358,725	356,740	361,289	356,650
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$2,647	$43,824	$27,289	$86,455
Other comprehensive income (loss):
Foreign currency translation adjustments	6,791	(815)	9,897	(3,079)
Unrealized gain (loss) on available-for-sale marketable securities	158	(1,201)	3,091	(4,419)
Other comprehensive income (loss)	6,949	(2,016)	12,988	(7,498)
Comprehensive income	$9,596	$41,808	$40,277	$78,957
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—March 31, 2025	344,910,809	$3	$2,860,643	$1,338	$54,690	$2,916,674
Issuance of common stock upon exercise of stock options	1,395,407	—	1,609	—	—	1,609
Vesting of restricted and performance stock units	1,250,165	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	771,355	—	53,038	—	—	53,038
Issuance of common stock under the Employee Stock Purchase Plan	287,014	—	28,578	—	—	28,578
Stock-based compensation	—	—	186,419	—	—	186,419
Settlement of common stock in connection with the 2025 Convertible Senior Notes	(6,169)	—	(157)	—	—	(157)
Change in accumulated other comprehensive income	—	—	—	6,949	—	6,949
Net income	—	—	—	—	2,647	2,647
BALANCE—June 30, 2025	348,608,581	$3	$3,130,130	$8,287	$57,337	$3,195,757

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—March 31, 2024	333,965,590	$3	$2,321,119	$(7,700)	$(111,067)	$2,202,355
Issuance of common stock upon exercise of stock options	1,247,195	—	1,726	—	—	1,726
Vesting of restricted and performance stock units	1,178,139	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	136,079	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	242,656	—	22,507	—	—	22,507
Stock-based compensation	—	—	138,912	—	—	138,912
Change in accumulated other comprehensive loss	—	—	—	(2,016)	—	(2,016)
Net income	—	—	—	—	43,824	43,824
BALANCE—June 30, 2024	336,769,659	$3	$2,484,264	$(9,716)	$(67,243)	$2,407,308

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2024	342,118,782	$3	$2,689,013	$(4,701)	$30,048	$2,714,363
Issuance of common stock upon exercise of stock options	2,711,540	—	3,312	—	—	3,312
Vesting of restricted and performance stock units	2,726,059	—	—	—	—	—
Issuance of shares of common stock from acquisitions	771,355	—	53,038	—	—	53,038
Issuance of common stock under the Employee Stock Purchase Plan	287,014	—	28,578	—	—	28,578
Stock-based compensation	—	—	356,346	—	—	356,346
Settlement of common stock in connection with the 2025 Convertible Senior Notes	(6,169)	—	(157)	—	—	(157)
Change in accumulated other comprehensive (loss) income	—	—	—	12,988	—	12,988
Net income	—	—	—	—	27,289	27,289
BALANCE—June 30, 2025	348,608,581	$3	$3,130,130	$8,287	$57,337	$3,195,757

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2023	331,079,746	$3	$2,181,267	$(2,218)	$(153,698)	$2,025,354
Issuance of common stock upon exercise of stock options	2,587,839	—	3,899	—	—	3,899
Vesting of restricted and performance stock units	2,723,339	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	136,079	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	242,656	—	22,507	—	—	22,507
Stock-based compensation	—	—	276,591	—	—	276,591
Changes in accumulated other comprehensive loss	—	—	—	(7,498)	—	(7,498)
Net Income	—	—	—	—	86,455	86,455
BALANCE—June 30, 2024	336,769,659	$3	$2,484,264	$(9,716)	$(67,243)	$2,407,308
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,289	$86,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,077	25,335
Accretion of discounts on marketable securities	(21,297)	(26,695)
Amortization of issuance costs	3,510	1,760
Amortization of deferred contract costs	30,830	24,294
Stock-based compensation, net of amounts capitalized	344,727	269,685
Non-cash lease expense	17,390	13,591
Allowance for credit losses on accounts receivable	8,415	6,574
Loss on disposal of property and equipment	832	343
Changes in operating assets and liabilities:
Accounts receivable, net	(11,672)	(30,586)
Deferred contract costs	(45,820)	(32,170)
Prepaid expenses and other current assets	1,080	(8,443)
Other assets	(3,038)	2,171
Accounts payable	85,640	31,570
Accrued expenses and other liabilities	2,398	(15,856)
Deferred revenue	7,235	28,666
Net cash provided by operating activities	471,596	376,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,721,779)	(1,240,301)
Maturities of marketable securities	1,253,110	965,985
Proceeds from sale of marketable securities	13,136	8
Purchases of property and equipment	(23,900)	(18,573)
Capitalized software development costs	(37,952)	(27,594)
Cash paid for acquisition of businesses; net of cash acquired	(117,090)	(444)
Net cash used in investing activities	(634,475)	(320,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,358	3,944
Proceeds from issuance of common stock under the employee stock purchase plan	28,578	22,507
Proceeds from issuance of 2029 Convertible Senior Notes, net of issuance costs	(190)	—
Repayments of 2025 Convertible Senior Notes	(635,547)	(25)
Net cash (used in) provided by financing activities	(603,801)	26,426

Effect of exchange rate changes on cash and cash equivalents	8,727	(1,577)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(757,953)	80,624
CASH AND CASH EQUIVALENTS—Beginning of period	1,246,983	330,339
CASH AND CASH EQUIVALENTS—End of period	$489,030	$410,963

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$11,306	$14,822

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$8,160	$3,840
Stock-based compensation included in capitalized software development costs	$11,619	$6,906
Issuance of restricted shares of common stock for the acquisition of businesses	$53,038	$—
Acquisition holdback	$16,072	$—
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU No. 2024-03"), which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. For public business entities, it is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU should be applied prospectively, however, public business entities are permitted to apply the amendments in the ASU retrospectively. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$2,310,834	$5,353	$(605)	$2,315,582
U.S. government treasury securities	544,759	959	(237)	545,481
Commercial paper	386,044	80	(42)	386,082
Certificates of deposit	173,264	40	(2)	173,302
U.S. government agency securities	1,490	3	—	1,493
Marketable securities	$3,416,391	$6,435	$(886)	$3,421,940

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$1,893,599	$4,243	$(1,801)	$1,896,041
U.S. government treasury securities	466,765	484	(789)	466,460
Commercial paper	390,058	241	(16)	390,283
Certificates of deposit	187,711	113	(22)	187,802
U.S. government agency securities	1,490	—	—	1,490
Marketable securities	$2,939,623	$5,081	$(2,628)	$2,942,076
As of June 30, 2025, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$2,084,925
Due in one year through five years	1,337,015
Total	$3,421,940
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

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$389,203	$—	$—	$389,203
Commercial paper	—	49,671	—	49,671
Corporate debt securities	—	596	—	596
Marketable Securities:
Corporate debt securities	—	2,315,582	—	2,315,582
U.S. government treasury securities	—	545,481	—	545,481
Commercial paper	—	386,082	—	386,082
Certificates of deposit	—	173,302	—	173,302
U.S. government agency securities	—	1,493	—	1,493
Total financial assets	$389,203	$3,472,207	$—	$3,861,410

	Fair Value Measurement as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$1,193,927	$—	$—	$1,193,927
Corporate debt securities	—	2,502	—	2,502
Commercial paper	—	9,088	—	9,088
Marketable Securities:
Corporate debt securities	—	1,896,041	—	1,896,041
Commercial paper	—	390,283	—	390,283
Certificates of deposit	—	187,802	—	187,802
U.S. government treasury securities	—	466,460	—	466,460
U.S. government agency securities	—	1,490	—	1,490
Total financial assets	$1,193,927	$2,953,666	$—	$4,147,593
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

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Computers and equipment	$54,093	$46,155
Furniture and fixtures	24,481	20,752
Leasehold improvements	86,149	67,855
Capitalized software development costs	263,638	285,015
Total property and equipment	$428,361	$419,777
Less: accumulated depreciation and amortization	(145,277)	(192,807)
Total property and equipment, net	$283,084	$226,970
The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $11.1 million and $21.3 million for the three and six months ended June 30, 2025, respectively. Depreciation and amortization expense was approximately $10.9 million and $21.6 million for the three and six months ended June 30, 2024, respectively.
6. Acquisitions, Intangible Assets and Goodwill
2025 Acquisitions
During the three months ended June 30, 2025, the Company entered into three purchase agreements for acquisitions of businesses, each of which was accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company does not consider these acquisitions to be material, individually or in aggregate. The total purchase price in aggregate of $178.4 million consisted of $109.3 million in cash payments, net of cash acquired, $16.1 million of deferred acquisition holdback payments and the issuance of 771,355 restricted shares of Class A common stock. The total purchase price was allocated to intangible assets in the amount of $16.3 million and goodwill in the amount of $164.5 million based on the respective estimated fair values. The purchase price allocations are preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the 12 month measurement period, if necessary. The resulting goodwill from each of the agreements is not deductible for income tax purposes. Pro forma results of operations from these acquisitions have not been presented because they were not material to the consolidated results of operations.
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
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$17,264	$(4,260)	$13,004	3 Years
Customer relationships	4,400	(165)	4,235	4 Years
Total	$21,664	$(4,425)	$17,239

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$10,918	$(7,432)	$3,486	3 years
Customer relationships	3,300	(3,075)	225	4 years
Total	$14,218	$(10,507)	$3,711
Intangible amortization expense was approximately $1.7 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively, and $2.8 million and $3.7 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2025	$3,359
2026	5,811
2027	5,267
2028	2,422
2029	380
Total	$17,239
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2024	$360,381
2025 acquisitions	164,470
Foreign currency translation adjustments	6,131
Balance as of June 30, 2025	$530,982
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation and commissions	73,764	71,746
Other tax liability and sales tax	37,871	28,639
Other accrued expenses	36,045	25,919
Accrued cloud hosting and infrastructure expenses (1)	348	832
Total	$148,028	$127,136
_____________________
1)Due to the timing of when invoices are received, payables for cloud hosting and infrastructure expenses are included within accounts payable on the consolidated balance sheets, amounting to $174.3 million and $93.4 million as of June 30, 2025 and December 31, 2024, respectively.

8. Convertible Senior Notes
2025 Convertible Senior Notes
On June 2, 2020, the Company issued $747.5 million aggregate principal amount of 0.125% Convertible Senior Notes due 2025 (the “2025 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). The total net proceeds from the sale of the 2025 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $730.2 million. The 2025 Notes bore interest at a rate of 0.125% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The 2025 Notes matured on June 15, 2025.
Holders of the 2025 Notes had the option to convert all or any portion of their 2025 Notes, in integral multiples of $1,000 principal amount, at the option of the holder at any time on or after March 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date for the 2025 Notes. The conversion rate for the 2025 Notes was initially 10.8338 shares of Class A common stock per $1,000 principal amount of 2025 Notes (equivalent to an initial conversion price for the 2025 Notes of approximately $92.30 per share of Class A common stock), subject to adjustment as set forth in the indenture governing the 2025 Notes (the “2025 Indenture”).
The remaining $634.1 million aggregate principal amount of the 2025 Notes were converted prior to maturity and in connection with such conversions, the Company delivered $634.1 million in cash and issued 1,354,569 shares of the Company's Class A common stock to converting note holders.
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
During the three months ended June 30, 2025, the conditional conversion features of the 2029 Notes were not triggered. Therefore the 2029 Notes are not convertible, in whole or in part, at the option of the holders between July 1, 2025 through September 30, 2025. As of June 30, 2025, the 2029 Notes were classified as non-current liabilities on the Company's condensed consolidated balance sheet.
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
The net carrying amount of the Notes was as follows (in thousands):

	June 30, 2025	December 31, 2024
2025 Notes:
Principal	$—	$635,448
Unamortized debt issuance costs	—	(1,425)
Net carrying amount	$—	$634,023
2029 Notes:
Principal	$1,000,000	$1,000,000
Unamortized debt issuance costs	(18,643)	(20,718)
Net carrying amount	$981,357	$979,282
As of June 30, 2025, the total estimated fair value of the 2029 Notes was approximately $956.2 million. The fair value was determined based on the closing trading price or quoted market price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates and has been classified as level 2 in the fair value hierarchy.
Issuance costs were being amortized to interest expense over the contractual terms of the 2025 Notes at an effective interest rate of 0.59% for the 2025 Notes. Issuance costs are being amortized to interest expense over the contractual terms of the 2029 Notes at an effective interest rate of 0.43% for the 2029 Notes.
The following table sets forth the interest expense related to the 2025 and 2029 Notes for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$165	$233	$364	$467
Amortization of issuance costs	1,691	910	3,510	1,760
Total	$1,856	$1,143	$3,874	$2,227
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
In connection with the maturity of the 2025 Notes, the Company issued 1,354,569 shares to holders of the 2025 Notes that converted prior to maturity and received 1,360,738 shares from the relevant option counterparties upon settlement of the Capped Calls relating to the 2025 Notes.
9. Commitments and Contingencies
Non-cancelable Material Commitments—During the six months ended June 30, 2025, other than certain non-cancelable operating leases described in Note 9, Leases, there have been no other material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the Annual Report.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for administrative costs of the 401(k) plan and makes matching contributions to the 401(k) plan. For the three and six months ended June 30, 2025, the Company incurred expense of $2.5 million and $4.6 million, respectively, for matching contributions. For the three and six months ended June 30, 2024, the Company incurred expense of $2.0 million and $3.8 million, respectively, for matching contributions.
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
The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost (1)	$13,693	$10,533	$26,747	$21,063
Short-term lease cost	3,010	1,404	5,767	2,719

1)Includes non-cash lease expense of $9.0 million and $6.8 million for the three months ended June 30, 2025 and 2024, respectively, and $17.4 million and $13.6 million for the six months ended June 30, 2025 and 2024, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities	$19,446	$2,421
Operating lease assets obtained in exchange for new lease liabilities	57,995	55,042
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2025	$16,455
2026	60,012
2027	59,358
2028	50,290
2029	43,356
Thereafter	127,083
Total lease payments	$356,554
Less: imputed interest	(73,484)
Present value of lease liabilities	$283,070
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

June 30, 2025
Weighted-average remaining lease term (years)	6.6
Weighted-average discount rate	6.69%
11. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America (1)	$586,689	$448,002	$1,120,504	$873,602
International	240,071	197,277	467,809	382,930
Total	$826,760	$645,279	$1,588,313	$1,256,532

1)Includes revenue from the United States of $559.6 million and $426.6 million for the three months ended June 30, 2025 and 2024, respectively, and $1,068.1 million and $831.1 million for the six months ended June 30, 2025 and 2024, respectively.

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
Revenue recognized during the three months ended June 30, 2025 and 2024, which was included in the deferred revenue balances at the beginning of each such period, was $435.7 million and $355.0 million, respectively. Revenue recognized during the six months ended June 30, 2025 and 2024, which was included in the deferred revenue balances at the beginning of each such period was $704.9 million and $570.0 million, respectively.
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of June 30, 2025 and December 31, 2024, the aggregate transaction price allocated to remaining performance obligations was $2,425.8 million and $2,273.1 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Accounts Receivable
Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. During the six months ended June 30, 2025 and 2024, the Company charged $7.3 million and $4.8 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of June 30, 2025 and December 31, 2024, unbilled accounts receivable of approximately $92.3 million and $77.0 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.
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
Deferred contract costs on the Company’s condensed consolidated balance sheets were $157.7 million and $142.7 million as of June 30, 2025 and December 31, 2024, respectively. Amortization expense was $15.9 million and $12.5 million for the three months ended June 30, 2025 and 2024, respectively, and $30.8 million and $24.3 million for the six months ended June 30, 2025 and 2024, respectively.
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
During the three and six months ended June 30, 2025, 759,786 shares and 943,371 shares of Class B common stock were converted into Class A common stock, respectively.

As of June 30, 2025, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 323,159,440 shares of Class A common stock and 25,449,141 shares of Class B common stock were issued and outstanding.
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Company’s initial public offering of Class A common stock (the “IPO”), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of June 30, 2025, there were 4,223,784 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants and advisors of the Company. As of June 30, 2025, there were 96,665,287 shares available for grant under the 2019 Plan.
Stock Options
The following table summarizes the Company’s stock option activity and weighted-average exercise prices:

	Number Of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance outstanding—December 31, 2024	6,953,119	$4.55	3.0	$961,910
Options granted	—	—
Options exercised	(2,711,540)	1.23
Options forfeited or expired	—	—
Balance outstanding—June 30, 2025	4,241,579	$6.67	3.4	$541,486
Ending Exercisable—June 30, 2025	4,241,579	$6.67	3.4	$541,486
As of June 30, 2025, there were 17,795 shares of Class A common stock and 4,223,784 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2024, there were 17,795 shares of Class A common stock and 6,935,324 shares of Class B common stock issuable upon the exercise of options outstanding.
There were no options granted during the six months ended June 30, 2025 and 2024. The Company received approximately $3.4 million and $3.9 million in cash proceeds from options exercised during the six months ended June 30, 2025 and 2024, respectively. The intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 was approximately $317.7 million and $310.7 million, respectively.
Restricted Stock Units, Restricted Stock and Performance Stock Units
The following table summarizes the activity for the Company’s unvested RSUs and PSUs:

	Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2024	13,806,700	$116.09
Awarded	5,374,242	110.32
Vested	(2,726,059)	109.85
Forfeited/canceled	(661,507)	113.26
Balance—June 30, 2025	15,793,376	$115.31
The Company granted 771,355 restricted shares of Class A common stock in connection with acquisitions during the six months ended June 30, 2025.

Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $1,513.7 million and $1,378.1 million as of June 30, 2025 and December 31, 2024, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares of common stock will be recognized is 2.8 years as of June 30, 2025 and December 31, 2024.
Total compensation cost related to unvested PSUs not yet recognized was approximately $82.1 million and $52.3 million as of June 30, 2025 and December 31, 2024, respectively. The weighted-average period over which this compensation cost related to unvested PSUs will be recognized is 1.6 years and 1.3 years as of June 30, 2025 and December 31, 2024, respectively.
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
The Company recognized $4.6 million and $9.0 million of stock-based compensation expense related to the ESPP during the three and six months ended June 30, 2025, respectively. As of June 30, 2025, $9.6 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. During the three months ended June 30, 2025, the Company issued 287,014 shares of Class A common stock under the ESPP. As of June 30, 2025, 23,476,780 shares of Class A common stock remain available for grant under the ESPP.
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
Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$6,783	$6,393	$13,434	$11,920
Research and development	112,445	87,105	218,180	175,518
Sales and marketing	37,442	29,201	71,567	57,732
General and administrative	23,792	11,953	41,546	24,515
Stock-based compensation, net of amounts capitalized	180,462	134,652	344,727	269,685
Capitalized stock-based compensation expense	5,957	4,260	11,619	6,906
Total stock-based compensation expense	$186,419	$138,912	$356,346	$276,591
13. Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$50,753	$37,241	$101,480	$72,676
Other loss, net	(6,090)	(589)	(9,638)	(461)
Interest income and other income, net	$44,663	$36,652	$91,842	$72,215
14. Income Taxes
The Company recorded a provision for income taxes of $3.4 million and $4.0 million for the three months ended June 30, 2025 and 2024, respectively, and a provision for income taxes of $10.6 million and $7.5 million for the six months ended June 30, 2025 and 2024, respectively. The Company has generated U.S. operating income and has minimal profits in its foreign jurisdictions during the quarter.
The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve for each of the six months ended June 30, 2025 and 2024. The Company’s policy is to recognize interest and penalties related to uncertain income tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA makes permanent several provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation for certain qualified property, and reverses the requirement under the Tax Cuts and Jobs Act to capitalize and amortize domestic research and experimentation expenses, allowing taxpayers to deduct such expenses in the year incurred for tax years beginning after December 31, 2024. The OBBBA also includes modifications to the international tax framework. Although the effects of the OBBBA are not reflected in our financial statements for the six months ended June 30, 2025, we are currently evaluating the impact on our future consolidated financial statements. We will recognize the tax law effects in the third quarter of 2025, the period in which the legislation was enacted, in accordance with ASC 740.
15. Net Income Per Share
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
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Basic net income per share:	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income	$2,450	$197	$40,409	$3,415	$25,257	$2,032	$79,715	$6,740
Denominator:
Weighted-average shares used in calculating net income per share, basic	320,400	25,785	308,838	26,103	318,989	25,661	307,382	25,991
Basic net income per share	$0.01	$0.01	$0.13	$0.13	$0.08	$0.08	$0.26	$0.26

Diluted net income per share:
Numerator:
Allocation of distributed income, net of interest expense and related tax	$3,744	$301	$40,409	$3,415	$27,957	$2,249	$79,715	$6,740
Reallocation of undistributed net income as a result of conversion of Class B to Class A shares	301	—	3,415	—	2,249	—	6,740	—
Allocation of undistributed income	$4,045	$301	$43,824	$3,415	$30,206	$2,249	$86,455	$6,740
Denominator:
Number of shares used in basic calculation	320,400	25,785	308,838	26,103	318,989	25,661	307,382	25,991
Weighted-average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	25,785	—	26,103	—	25,661	—	25,991	—
Employee stock options	4,542	—	9,716	—	5,248	—	10,382	—
Employee stock purchase plan	13	—	26	—	18	—	30	—
Restricted stock units and performance stock units	2,356	—	3,687	—	3,269	—	4,367	—
Unvested restricted stock in connection with acquisition	213	—	272	—	208	—	400	—
Shares issuable upon conversion of the 2025 Notes	820	—	8,098	—	3,300	—	8,098	—
Shares issuable upon conversion of the 2029 Notes	4,596	—	—	—	4,596	—	—	—
Number of shares used in diluted calculation	358,725	25,785	356,740	26,103	361,289	25,661	356,650	25,991
Diluted net income per share	$0.01	$0.01	$0.12	$0.13	$0.08	$0.09	$0.24	$0.26

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of June 30,
	2025	2024
Shares subject to outstanding stock options, RSUs and PSUs	4,405	1,017
Shares subject to the employee stock purchase plan	149	104
Total	4,554	1,121
The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share.
The Company entered into Capped Calls in connection with the issuance of the Notes. The effect of the Capped Calls was excluded from the calculation of diluted net income per share as the effect of the Capped Calls would have been anti-dilutive. In connection with the maturity of the 2025 Notes, the Company received shares from the relevant option counterparties, which resulted in no dilution to the Company’s Class A common stock.

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
As of June 30, 2025, we had $489.0 million in cash and cash equivalents and $3.4 billion in marketable securities. We generated revenue of $826.8 million and $645.3 million in the three months ended June 30, 2025 and 2024, respectively, representing year-over-year growth of 28%. For the six months ended June 30, 2025 and 2024, our revenue was $1,588.3 million and $1,256.5 million, respectively, representing year-over-year growth of 26%. Substantially all of our revenue is from subscription software sales. While we have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, we had incurred net income of $2.6 million and $43.8 million for the three months ended June 30, 2025 and 2024, respectively, and $27.3 million and $86.5 million for the six months ended June 30, 2025 and 2024, respectively. Our operating cash flow was $471.6 million and $376.7 million for the six months ended June 30, 2025 and 2024, respectively. Our free cash flow was $409.7 million and $330.5 million for the six months ended June 30, 2025 and 2024, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including changes in trade policies, such as trade wars, tariffs or other trade restrictions or the threat of such actions, fluctuating inflation and interest rates, and the conflicts in Ukraine and the Middle East have led to economic uncertainty. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses.
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

Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of June 30, 2025, we had approximately 31,400 customers spanning organizations of a broad range of sizes and industries, compared to approximately 28,700 as of June 30, 2024. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.
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

Expanding Within Our Existing Customer Base
Our base of customers represents a significant opportunity for further sales expansion. As of June 30, 2025, we had approximately 3,850 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 89% of our ARR, up from 3,390 customers as of June 30, 2024, representing 87% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of June 30, 2025, our trailing 12-month dollar-based net retention rate was about 120%. As of June 30, 2024, our trailing 12-month dollar-based net retention rate was mid-110%'s. The increase in our trailing 12-month dollar-based net retention rate was attributable to increased usage growth from existing customers. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the trailing 12-month dollar-based net retention rate.
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

Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have demonstrated the success of our platform approach, through expansion beyond our initial infrastructure monitoring solution to include over 20 products. Approximately 83% of our customers were using more than one product as of June 30, 2025, consistent with approximately 83% a year earlier. Additionally, as of June 30, 2025, approximately 52% of our customers were using more than four products, up from approximately 49% a year earlier, approximately 29% of our customers were using more than six products, up from 25% a year earlier, and approximately 14% of our customers were using more than eight products, up from 11% a year earlier. We believe these metrics indicate strong expansion of product adoption across our platform.
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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 29% and 30% of our total revenue for the six months ended June 30, 2025 and 2024, respectively. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in EMEA and APAC. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, primarily in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo.
Tax Law Changes
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation for certain qualified property, and reverses the requirement under the Tax Cuts and Jobs Act to capitalize and amortize domestic research and experimentation expenses, allowing taxpayers to deduct such expenses in the year incurred for tax years beginning after December 31, 2024. The OBBBA also includes modifications to the international tax framework. We are currently evaluating the impact of the OBBBA on our consolidated financial statements.
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
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$826,760	$645,279	$1,588,313	$1,256,532
Cost of revenue (1)(2)(3)	165,978	123,499	323,606	233,597
Gross profit	660,782	521,780	1,264,707	1,022,935
Operating expenses
Research and development (1)(3)	387,482	274,599	728,543	544,587
Sales and marketing (1)(2)(3)	239,026	187,005	453,317	360,886
General and administrative (1)(3)(4)	69,774	47,558	130,767	92,848
Total operating expenses	696,282	509,162	1,312,627	998,321
Operating (loss) income	(35,500)	12,618	(47,920)	24,614
Other income:
Interest expense (5)	(3,075)	(1,477)	(6,038)	(2,851)
Interest income and other income, net	44,663	36,652	91,842	72,215
Other income, net	41,588	35,175	85,804	69,364
Income before provision for income taxes	6,088	47,793	37,884	93,978
Provision for income taxes	3,441	3,969	10,595	7,523
Net income	$2,647	$43,824	$27,289	$86,455
_________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$6,783	$6,393	$13,434	$11,920
Research and development	112,445	87,105	218,180	175,518
Sales and marketing	37,442	29,201	71,567	57,732
General and administrative	23,792	11,953	41,546	24,515
Total	$180,462	$134,652	$344,727	$269,685
_________________

(2)Includes amortization of acquired intangibles expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$1,518	$1,281	$2,412	$3,308
Sales and marketing	188	205	391	410
Total	$1,706	$1,486	$2,803	$3,718
_________________
(3) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$165	$68	$351	$260
Research and development	11,819	6,589	21,401	17,408
Sales and marketing	1,359	608	2,929	2,761
General and administrative	2,724	1,521	4,949	3,578
Total	$16,067	$8,786	$29,630	$24,007
_________________
(4) Includes M&A transaction costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
General and administrative	$1,373	$—	$1,373	$—
_________________
(5) Includes amortization of issuance costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Interest expense	$1,691	$910	$3,510	$1,760

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%	100%
Cost of revenue	20	19	20	19
Gross profit	80	81	80	81
Operating expenses
Research and development	47	43	46	43
Sales and marketing	29	29	29	29
General and administrative	8	7	8	7
Total operating expenses	84	79	83	79
Operating (loss) income	(4)	2	(3)	2
Other income:
Interest expense	0	0	0	0
Interest income and other income, net	5	6	6	6
Other income, net	5	5	5	6
Income before provision for income taxes	1	7	2	7
Provision for income taxes	0	1	1	1
Net income	0%	7%	2%	7%
(1)Certain items may not total due to rounding.
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Revenue	$826,760	$645,279	$181,481	28%
Revenue increased by $181.5 million, or 28%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Approximately 80% of the increase in revenue was attributable to growth from existing customers, and the remaining 20% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Cost of revenue	$165,978	$123,499	$42,479	34%
Gross margin	80%	81%
Cost of revenue increased by $42.5 million, or 34%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to an increase of $38.3 million in third-party cloud infrastructure hosting and software costs.
Our gross margin decreased for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily as a result of increased spend with our third-party cloud infrastructure providers.
Research and Development

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Research and development	$387,482	$274,599	$112,883	41%
Percentage of revenue	47%	43%
Research and development expense increased by $112.9 million, or 41%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to an increase of $90.6 million in personnel costs including allocated overhead costs for our engineering, product and design teams as a result of increased headcount and an increase of $19.0 million in cloud infrastructure-related investments.
Sales and Marketing

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Sales and marketing	$239,026	$187,005	$52,021	28%
Percentage of revenue	29%	29%
Sales and marketing expense increased by $52.0 million, or 28%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to an increase of $42.3 million in personnel costs including allocated overhead costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $8.2 million in advertising, sales, marketing and promotional activities.
General and Administrative

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
General and administrative	$69,774	$47,558	$22,216	47%
Percentage of revenue	8%	7%
General and administrative expense increased by $22.2 million, or 47%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to an increase of $18.9 million in personnel costs including allocated overhead costs as a result of increased headcount.
Other Income, Net

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Other income, net	$41,588	$35,175	$6,413	18%
Percentage of revenue	5%	5%
Other income, net increased by $6.4 million, or 18%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily driven by an increase of $13.5 million in interest income, mainly due to income earned from investments in marketable securities. This amount was partially offset by a decrease of $5.5 million in other income mainly due to fluctuations related to foreign currency exchange rates.
Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Revenue	$1,588,313	$1,256,532	$331,781	26%
Revenue increased by $331.8 million, or 26%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Approximately 80% of the increase in revenue was attributable to growth from existing customers, and the remaining 20% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Cost of revenue	$323,606	$233,597	$90,009	39%
Gross margin	80%	81%
Cost of revenue increased by $90.0 million, or 39%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to an increase of $81.1 million in third-party cloud infrastructure hosting and software costs.
Our gross margin decreased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily as a result of increased spend with our third-party cloud infrastructure providers.
Research and Development

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Research and development	$728,543	$544,587	$183,956	34%
Percentage of revenue	46%	43%
Research and development expense increased by $184.0 million, or 34%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to an increase of $144.9 million in personnel costs including allocated overhead costs for our engineering, product and design teams as a result of increased headcount and an increase of $35.2 million in cloud infrastructure-related investments.
Sales and Marketing

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Sales and marketing	$453,317	$360,886	$92,431	26%
Percentage of revenue	29%	29%
Sales and marketing expense increased by $92.4 million, or 26%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to an increase of $71.8 million in personnel costs including allocated overhead costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $16.4 million in advertising, sales, marketing and promotional activities.
General and Administrative

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
General and administrative	$130,767	$92,848	$37,919	41%
Percentage of revenue	8%	7%
General and administrative expense increased by $37.9 million, or 41%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to an increase of $28.0 million in personnel costs including allocated overhead costs as a result of increased headcount, and an increase of $6.5 million in legal and other professional services expenses.
Other Income, Net

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Other income, net	$85,804	$69,364	$16,440	24%
Percentage of revenue	5%	6%
Other income, net increased by $16.4 million, or 24%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily driven by an increase of $28.8 million in interest income, mainly due to income earned from investments in marketable securities. This amount was partially offset by a decrease of $9.1 million in other income mainly due to fluctuations related to foreign currency exchange rates.
Liquidity and Capital Resources
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, hosting expenses, facility expenses, and marketing expenses. We generated positive cash flows from operations during the six months ended June 30, 2025 and 2024. When assessing sources of liquidity, we also include cash and cash equivalents of $489.0 million and marketable securities of $3.4 billion as of June 30, 2025. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support our cash requirements for the next 12 months and beyond.
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
We have also issued long-term debt to finance our business. In June 2020 and December 2024, we issued $747.5 million aggregate principal amount of the 2025 Notes and $1.0 billion aggregate principal amount of the 2029 Notes, respectively, in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the sale of the 2025 Notes and the 2029 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $730.2 million and $979.1 million, respectively. We used $196.8 million of the net proceeds from the offering of the 2029 Notes to repurchase approximately $112.0 million in aggregate principal amount of the 2025 Notes, including accrued and unpaid interest, in privately negotiated transactions. In connection with the partial retirement of the 2025 Notes, we entered into a termination agreement relating to a number of options corresponding to the number of 2025 Notes retired. We received approximately $54.7 million in connection with such termination agreements. In addition, we may from time to time seek to retire or purchase the 2029 Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.
The 2025 Notes matured on June 15, 2025. During the period from April 1, 2025 through the close of business on June 12, 2025, holders of the 2025 Notes elected to convert all outstanding aggregate principal amount of 2025 Notes in accordance with the terms of the indenture governing the 2025 Notes. We settled these conversions with aggregate cash payments totaling approximately $634.1 million and the issuance of approximately 1,354,569 shares of our Class A common stock. In June 2025, we received approximately 1,360,738 million shares of Class A common stock from the settlement of the capped call transactions we entered into in connection with the issuance of the 2025 Notes with the relevant option counterparties, which we retired.
During the six months ended June 30, 2025, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.
Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash provided by operating activities	$471,596	$376,694
Cash used in investing activities	(634,475)	(320,919)
Cash (used in) provided by financing activities	(603,801)	26,426
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2025 increased by $94.9 million compared to the six months ended June 30, 2024, primarily driven by an increase in non-cash charges of $93.6 million and an increase in accounts payable of $54.1 million due to the timing of invoices received and paid. The increase in non-cash charges related primarily to an increase of $75.0 million in stock-based compensation as we continued to increase headcount to support the growth of the business. The increase in cash provided by operating activities was partially offset by a decrease in net income of $59.2 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 increased by $313.6 million compared to the six months ended June 30, 2024, primarily driven by an increase of $481.5 million in the purchases of marketable securities and an increase of $116.6 million in cash paid for the acquisition of businesses net of cash acquired. The increase in cash used in investing activities was partially offset by an increase of $287.1 million in proceeds from maturities of marketable securities.
Financing Activities
Net cash (used in) provided by financing activities for the six months ended June 30, 2025 decreased $630.2 million compared to the six months ended June 30, 2024, primarily due to the repayment of the 2025 Notes for $635.5 million.
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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for each of the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$471,596	$376,694
Less: Purchases of property and equipment	(23,900)	(18,573)
Less: Capitalized software development costs	(37,952)	(27,594)
Free cash flow	$409,744	$330,527
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
Interest Rate Risk
As of June 30, 2025, we had $439.5 million in cash equivalents and $3.4 billion in marketable securities, which consisted of commercial debt, commercial paper, U.S. government treasury securities, certificates of deposit, and U.S. government agency securities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of June 30, 2025, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our revenue was $1,588.3 million and $1,256.5 million for the six months ended June 30, 2025 and 2024, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
Our future success depends in part on our ability to sell additional subscriptions and products to our existing customers, and our customers renewing their subscriptions when the contract term expires. The terms of our subscription agreements are primarily monthly or annual, with some quarterly, semiannual and multi-year. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Whether our customers renew or expand their subscriptions with us may be impacted by a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, or reductions in our customers’ spending on IT solutions or their spending levels generally. These factors may be exacerbated by unfavorable conditions in the economy, see “Risks Associated with our Growth—Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations” above. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. Certain customers and cohorts of customers in specific industries have or in the future may increase usage of our product and then seek to optimize their usage, renew their subscriptions on terms less favorable to us, or not renew their subscriptions, which may result in revenue volatility. For example, in prior periods customers in our cloud-native cohort, and more recently larger customers in our AI-native cohort, which cohort includes our largest customer and represented approximately ten percentage points of our year-over-year revenue growth for the quarter ended June 30, 2025, have rapidly increased their usage of our product and then optimized or may in the future optimize their usage or fail to renew their subscriptions. If our customers do not purchase additional subscriptions and products from us, reduce their usage, fail to renew their subscriptions or renew on different terms, our revenue and dollar-based net retention may decline and our business, financial condition and results of operations may be harmed.

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
We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities on a timely basis. Among other things, our applications, systems, networks, software, other computer assets and physical facilities could be breached or could otherwise malfunction or fail, or the sensitive information that we store could be otherwise compromised due to employee error or malfeasance, if, for example, third parties fraudulently induce our employees or our members to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. For example, in April 2025, we notified customers of access by an unauthorized third party to a number of Datadog source code repositories arising from compromised employee account credentials. After discovering the access, we revoked the credentials and terminated the unauthorized access. However, such unauthorized access may increase our vulnerability to certain attacks at a later date through exploitation of our source code, including the exploitation of potential vulnerabilities in the Datadog platform or products, or information stored within the source code. Additionally, from time to time employees or service providers may inadvertently misconfigure resources or misdirect certain communications, leading to security vulnerabilities or incidents that we must then expend effort and incur expenses to correct.
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
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including changes under the U.S. Tax Cuts and Jobs Act, the Inflation Reduction Act, and the OBBBA;
•our ability to substantiate and utilize research and development tax credits to offset our future tax liabilities, taking into account any limitations under Section 382 of the code;
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
The OECD's Pillar Two model rules introduced a global minimum tax of 15%. These model rules have been adopted by various governments around the world, some of which are effective for tax periods beginning on or after December 31, 2023. There is no material impact on our financial statements for the tax period ending June 30, 2025.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 29% and 30% for the six months ended June 30, 2025 and 2024, respectively. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of June 30, 2025, approximately 42% of our full-time employees were located outside of the United States, 33% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2025, our outstanding shares of Class B common stock represented approximately 44% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to continue to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we have and may continue to acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline. Furthermore, if we issue additional equity or convertible debt securities, the new equity securities could have rights senior to those of our Class A common stock. For example, if we elect to settle our conversion obligation under our 0.00% Convertible Senior Notes due 2029, or the 2029 Notes, in shares of our Class A common stock or a combination of cash and shares of our Class A common stock, the issuance of such Class A common stock may dilute the ownership interests of our stockholders and sales in the public market could adversely affect prevailing market prices.
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
We issued the 2029 Notes in a private placement in December 2024. We may be required to use a substantial portion of our cash flows from operations to pay principal on our indebtedness. Our ability to make scheduled payments of the principal of or to refinance our indebtedness, including the 2029 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
In addition, we may incur substantial additional debt in the future, subject to the restrictions contained in our future debt agreements, some of which may be secured debt. We are not restricted under the terms of the indenture governing the 2029 Notes, from incurring additional debt, securing existing or future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that are not limited by the terms of the indenture governing the 2029 Notes that could have the effect of diminishing our ability to make payments on the 2029 Notes when due.
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
The capped call transactions may affect the value of the 2029 Notes and the market price of our Class A common stock.
In connection with the pricing of the 2029 Notes, we entered into capped call transactions with the option counterparties. The capped call transactions cover, subject to customary adjustments substantially similar to those applicable to the 2029 Notes, the number of shares of our Class A common stock that initially underlie the 2029 Notes. The capped call transactions are generally expected to reduce the potential dilution to our Class A common stock upon any conversion of the 2029 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock and/or purchased shares of our Class A common stock concurrently with or shortly after the pricing of the 2029 Notes, including with certain investors in the 2029 Notes.
In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following the pricing of the 2029 Notes and prior to the maturity of the 2029 Notes. They are likely to do so during any observation period related to a conversion of the 2029 Notes, or, to the extent we exercise the relevant election under the capped call transactions following any repurchase or redemption of the 2029 Notes. This activity could also cause or avoid an increase or decrease in the market price of our Class A common stock or the trading price of the Notes. The potential effect, if any, of these transactions and activities on the market price of our Class A common stock or the trading price of the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our Class A common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
(a)Recent Sales of Unregistered Equity Securities
During the six months ended June 30, 2025, we issued 771,355 shares of Class A common stock as consideration in acquisitions. The issuance was deemed exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
(b) Issuer Purchases of Equity Securities
In June 2025, in connection with the maturity of the 2025 Notes, the Company received 1,360,738 shares of Class A common stock from the relevant option counterparties upon settlement of the Capped Calls relating to the 2025 Notes and subsequently retired the shares. See Note 8, Convertible Senior Notes, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the Capped Calls.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2025, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, materially modified or terminated written plans intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the sale of the Company’s securities as set forth in the table below.

Name	Position	Action	Date	Total Shares of Class A Common Stock to be Sold	Expiration Date

Kerry Acocella	General Counsel and Secretary	Modification (1)	May 30, 2025	Up to 47,668 shares	December 31, 2025
Amit Agarwal (2)	Director	Adoption	June 13, 2025	133,333	September 8, 2026
Shardul Shah (3)	Director	Adoption	June 13, 2025	95,000	September 12, 2026
Alexis Lê-Quôc	Chief Technology Officer & Director	Adoption	June 13, 2025	1,165,632 (4)	October 30, 2026
(1)Represents a modification under Rule 10b5-1(c)(1)(iv) of a Rule 10b5-1 trading plan adopted on December 13, 2024, which did not result in any change to the total number of shares to be sold under or the expiration date of the plan. The actual number of shares that will be sold under the Rule 10b5-1 trading plan will be reduced by the number of shares sold pursuant to the Company’s election under its equity incentive plans to require the satisfaction of tax withholding obligations realized upon the vesting of RSUs and PSUs to be funded by a sell-to-cover transaction. The number of Company shares to be sold to satisfy the Company’s tax withholding obligation is not known at this time as it is dependent on future events, including the future trading price of the Company’s shares.

(2)The shares will be sold under a Rule 10b5-1 trading plan by the Agarwal 2018 Family Trust.
(3)The shares will be sold under a Rule 10b5-1 trading plan by the 2019 Shah Family Trust.
(4)Approximately 128,000 shares will be sold in sell-to-cover transactions intended to satisfy tax withholding obligations and exercise costs realized upon the exercise of stock options.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Datadog, Inc.	8-K	001-39051	3.1	June 5, 2025
3.2	Amended and Restated Bylaws of Datadog, Inc.	10-Q	001-39051	3.2	August 9, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_________________

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATADOG, INC.

Date: August 8, 2025	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2025	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)