Form 10-Q
period 2025-09-30
Datadog, Inc.
filed 2025-11-07
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, there were 325,443,373 shares of the registrant’s Class A common stock and 25,227,376 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DATADOG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$540,602	$1,246,983
Marketable securities	3,599,737	2,942,076
Accounts receivable, net of allowance for credit losses of $18,150 and $16,302 as of September 30, 2025 and December 31, 2024, respectively	549,648	598,919
Deferred contract costs, current	67,201	56,095
Prepaid expenses and other current assets	80,917	67,042
Total current assets	4,838,105	4,911,115
Property and equipment, net	307,609	226,970
Operating lease assets	218,682	172,512
Goodwill	530,043	360,381
Intangible assets, net	16,810	3,711
Deferred contract costs, non-current	105,943	86,573
Other assets	35,278	24,077
TOTAL ASSETS	$6,052,470	$5,785,339
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$135,243	$107,731
Accrued expenses and other current liabilities	175,198	127,136
Operating lease liabilities, current	35,989	31,970
Convertible senior notes, net, current	—	634,023
Deferred revenue, current	974,264	961,853
Total current liabilities	1,320,694	1,862,713
Operating lease liabilities, non-current	260,926	196,905
Convertible senior notes, net, non-current	982,402	979,282
Deferred revenue, non-current	29,028	22,693
Other liabilities	20,302	9,383
Total liabilities	2,613,352	3,070,976
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 325,117,580 and 316,787,538 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 25,437,097 and 25,331,244 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	3,335,703	2,689,013
Accumulated other comprehensive income (loss)	12,190	(4,701)
Retained earnings	91,222	30,048
Total stockholders’ equity	3,439,118	2,714,363
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,052,470	$5,785,339
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$885,651	$690,016	$2,473,964	$1,946,548
Cost of revenue	176,457	137,756	500,063	371,353
Gross profit	709,194	552,260	1,973,901	1,575,195
Operating expenses:
Research and development	401,982	291,802	1,130,525	836,389
Sales and marketing	238,729	187,772	692,046	548,658
General and administrative	74,292	52,408	205,059	145,256
Total operating expenses	715,003	531,982	2,027,630	1,530,303
Operating (loss) income	(5,809)	20,278	(53,729)	44,892
Other income:
Interest expense	(2,421)	(1,574)	(8,459)	(4,425)
Interest income and other income, net	43,897	37,432	135,739	109,647
Other income, net	41,476	35,858	127,280	105,222
Income before provision for income taxes	35,667	56,136	73,551	150,114
Provision for income taxes	1,782	4,439	12,377	11,962
Net income	$33,885	$51,697	$61,174	$138,152
Net income attributable to common stockholders	$33,885	$51,697	$61,174	$138,152
Basic net income per share	$0.10	$0.15	$0.18	$0.41
Diluted net income per share	$0.10	$0.14	$0.18	$0.39
Weighted average shares used in calculating basic net income per share:	348,645	337,562	346,012	334,779
Weighted average shares used in calculating diluted net income per share:	362,001	357,635	361,905	357,331
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$33,885	$51,697	$61,174	$138,152
Other comprehensive income:
Foreign currency translation adjustments	1,491	4,039	11,388	960
Unrealized gain on available-for-sale marketable securities	2,412	18,280	5,503	13,861
Other comprehensive income	3,903	22,319	16,891	14,821
Comprehensive income	$37,788	$74,016	$78,065	$152,973
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
BALANCE—June 30, 2025	348,608,581	$3	$3,130,130	$8,287	$57,337	$3,195,757
Issuance of common stock upon exercise of stock options	406,278	—	1,271	—	—	1,271
Vesting of restricted and performance stock units	1,539,818	—	—	—	—	—
Stock-based compensation	—	—	204,302	—	—	204,302
Change in accumulated other comprehensive income	—	—	—	3,903	—	3,903
Net income	—	—	—	—	33,885	33,885
BALANCE—September 30, 2025	350,554,677	$3	$3,335,703	$12,190	$91,222	$3,439,118

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—June 30, 2024	336,769,659	$3	$2,484,264	$(9,716)	$(67,243)	$2,407,308
Issuance of common stock upon exercise of stock options	1,164,593	—	1,256	—	—	1,256
Vesting of restricted and performance stock units	1,336,158	—	—	—	—	—
Stock-based compensation	—	—	146,565	—	—	146,565
Change in accumulated other comprehensive income	—	—	—	22,319	—	22,319
Net income	—	—	—	—	51,697	51,697
BALANCE—September 30, 2024	339,270,410	3	2,632,085	12,603	(15,546)	2,629,145

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)
(continued)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2024	342,118,782	$3	$2,689,013	$(4,701)	$30,048	$2,714,363
Issuance of common stock upon exercise of stock options	3,117,818	—	4,583	—	—	4,583
Vesting of restricted and performance stock units	4,265,877	—	—	—	—	—
Issuance of restricted shares of common stock for acquisitions	771,355	—	53,038	—	—	53,038
Issuance of common stock under the Employee Stock Purchase Plan	287,014	—	28,578	—	—	28,578
Stock-based compensation	—	—	560,648	—	—	560,648
Settlement of common stock in connection with the 2025 Convertible Senior Notes	(6,169)	—	(157)	—	—	(157)
Change in accumulated other comprehensive income	—	—	—	16,891	—	16,891
Net income	—	—	—	—	61,174	61,174
BALANCE—September 30, 2025	350,554,677	$3	$3,335,703	$12,190	$91,222	$3,439,118

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2023	331,079,746	$3	$2,181,267	$(2,218)	$(153,698)	$2,025,354
Issuance of common stock upon exercise of stock options	3,752,432	—	5,155	—	—	5,155
Vesting of restricted and performance stock units	4,059,497	—	—	—	—	—
Issuance of restricted shares of common stock for acquisitions	136,079	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	242,656	—	22,507	—	—	22,507
Stock-based compensation	—	—	423,156	—	—	423,156
Change in accumulated other comprehensive income	—	—	—	14,821	—	14,821
Net income	—	—	—	—	138,152	138,152
BALANCE—September 30, 2024	339,270,410	$3	$2,632,085	$12,603	$(15,546)	$2,629,145
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,174	$138,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,125	39,227
Accretion of discounts on marketable securities	(32,152)	(39,539)
Amortization of issuance costs	4,556	2,672
Amortization of deferred contract costs	48,061	37,768
Stock-based compensation, net of amounts capitalized	545,285	411,875
Non-cash lease expense	26,450	20,261
Allowance for credit losses on accounts receivable	12,382	10,374
Loss on disposal of property and equipment	2,146	352
Changes in operating assets and liabilities:
Accounts receivable, net	38,887	11,842
Deferred contract costs	(78,538)	(51,323)
Prepaid expenses and other current assets	(12,036)	(10,073)
Other assets	(3,200)	3,636
Accounts payable	24,299	8,576
Accrued expenses and other liabilities	32,408	(5,709)
Deferred revenue	14,219	27,284
Net cash provided by operating activities	723,066	605,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(2,517,372)	(2,145,933)
Maturities of marketable securities	1,884,273	1,590,387
Proceeds from sale of marketable securities	13,125	(32)
Purchases of property and equipment	(40,686)	(26,958)
Capitalized software development costs	(58,684)	(44,286)
Cash paid for acquisition of businesses; net of cash acquired	(117,282)	(654)
Net cash used in investing activities	(836,626)	(627,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,629	5,201
Proceeds from issuance of common stock under the employee stock purchase plan	28,578	22,507
Proceeds from issuance of 2029 Convertible Senior Notes, net of issuance costs	(190)	—
Repayments of 2025 Convertible Senior Notes	(635,547)	(49)
Net cash (used in) provided by financing activities	(602,530)	27,659

Effect of exchange rate changes on cash and cash equivalents	9,709	1,521

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(706,381)	7,079
CASH AND CASH EQUIVALENTS—Beginning of period	1,246,983	330,339
CASH AND CASH EQUIVALENTS—End of period	$540,602	$337,418

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$15,328	$15,811

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$6,064	$2,743
Stock-based compensation included in capitalized software development costs	$15,363	$11,281
Issuance of restricted shares of common stock for the acquisition of businesses	$53,038	$—
Acquisition holdback	$16,072	$—
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
Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”), which intends to increase the transparency of income tax disclosures, particularly the rate reconciliation table and disclosures about income taxes paid. For public business entities, it is effective for annual periods beginning after December 15, 2024, and interim periods beginning after December 15, 2025, with early adoption permitted. The Company expects to adopt ASU 2023-09 in its consolidated financial statements for the year ended December 31, 2025. The adoption will require certain additional disclosures in the notes to the Company’s consolidated financial statements.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU No. 2025-05"), which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance is effective for annual periods, including interim reporting periods, beginning after December 15, 2025, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU No. 2025-06"), to modernize the accounting for software costs that are accounted for under Subtopic 350-40. The ASU removes all references to software development stages and allows software development costs to be capitalized once management commits to funding the project and it is probable that the project will be completed and used as intended. The ASU also introduces the concept of "significant development uncertainty," which, if present, prevents capitalization. The guidance is effective for annual reporting periods, including interim reporting periods, beginning after December 15, 2027. The guidance may be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$2,280,706	$6,564	$(145)	$2,287,125
U.S. government treasury securities	593,266	1,456	(91)	594,631
Commercial paper	534,103	233	(16)	534,320
Certificates of deposit	182,119	55	(9)	182,165
U.S. government agency securities	1,490	6	—	1,496
Marketable securities	$3,591,684	$8,314	$(261)	$3,599,737

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$1,893,599	$4,243	$(1,801)	$1,896,041
U.S. government treasury securities	466,765	484	(789)	466,460
Commercial paper	390,058	241	(16)	390,283
Certificates of deposit	187,711	113	(22)	187,802
U.S. government agency securities	1,490	—	—	1,490
Marketable securities	$2,939,623	$5,081	$(2,628)	$2,942,076
As of September 30, 2025, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$2,388,545
Due in one year through five years	1,211,192
Total	$3,599,737
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

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$274,606	$—	$—	$274,606
Commercial paper	—	139,239	—	139,239
U.S. government treasury securities	—	79,679	—	79,679
Certificates of deposit	—	13,122	—	13,122
Corporate debt securities	—	134	—	134
Marketable securities:
Corporate debt securities	—	2,287,125	—	2,287,125
U.S. government treasury securities	—	594,631	—	594,631
Commercial paper	—	534,320	—	534,320
Certificates of deposit	—	182,165	—	182,165
U.S. government agency securities	—	1,496	—	1,496
Total financial assets	$274,606	$3,831,911	$—	$4,106,517

	Fair Value Measurement as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$1,193,927	$—	$—	$1,193,927
Corporate debt securities	—	2,502	—	2,502
Commercial paper	—	9,088	—	9,088
Marketable securities:
Corporate debt securities	—	1,896,041	—	1,896,041
Commercial paper	—	390,283	—	390,283
Certificates of deposit	—	187,802	—	187,802
U.S. government treasury securities	—	466,460	—	466,460
U.S. government agency securities	—	1,490	—	1,490
Total financial assets	$1,193,927	$2,953,666	$—	$4,147,593
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

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Computers and equipment	$57,966	$46,155
Furniture and fixtures	27,483	20,752
Leasehold improvements	95,207	67,855
Capitalized software development costs	289,519	285,015
Total property and equipment	$470,175	$419,777
Less: accumulated depreciation and amortization	(162,566)	(192,807)
Total property and equipment, net	$307,609	$226,970
The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $13.3 million and $34.6 million for the three and nine months ended September 30, 2025, respectively. Depreciation and amortization expense was approximately $12.4 million and $34.0 million for the three and nine months ended September 30, 2024, respectively.
6. Acquisitions, Intangible Assets and Goodwill
2025 Acquisitions
During the nine months ended September 30, 2025, the Company entered into three purchase agreements for acquisitions of businesses, each of which was accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company does not consider these acquisitions to be material, individually or in aggregate. The total purchase price in aggregate of $178.4 million consisted of $109.3 million in cash payments, net of cash acquired, $16.1 million of deferred acquisition holdback payments and the issuance of 771,355 restricted shares of Class A common stock. The total purchase price was allocated to intangible assets in the amount of $17.6 million and goodwill in the amount of $163.1 million based on the respective estimated fair values. The purchase price allocations are preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the 12 month measurement period, if necessary. The resulting goodwill from each of the agreements is not deductible for income tax purposes. Pro forma results of operations from these acquisitions have not been presented because they were not material to the consolidated results of operations.
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
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$17,164	$(5,711)	$11,453	3 Years
Customer relationships	5,800	(443)	5,357	4 Years
Total	$22,964	$(6,154)	$16,810

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$10,918	$(7,432)	$3,486	3 years
Customer relationships	3,300	(3,075)	225	4 years
Total	$14,218	$(10,507)	$3,711
Intangible amortization expense was approximately $1.7 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively, and $4.5 million and $5.2 million for the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2025	$1,838
2026	6,128
2027	5,583
2028	2,761
2029	500
Total	$16,810
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2024	$360,381
2025 acquisitions	163,102
Foreign currency translation adjustments	6,560
Balance as of September 30, 2025	$530,043
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation and commissions	$92,900	$71,746
Other tax liability and sales tax	47,534	28,639
Other accrued expenses	34,764	26,751
Total	$175,198	$127,136
Due to the timing of when invoices are received, payables for cloud hosting and infrastructure expenses are included within accounts payable on the consolidated balance sheets, amounting to $117.8 million and $93.4 million as of September 30, 2025 and December 31, 2024, respectively.

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
During the three months ended September 30, 2025, the conditional conversion features of the 2029 Notes were not triggered. Therefore the 2029 Notes are not convertible, in whole or in part, at the option of the holders between October 1, 2025 through December 31, 2025. As of September 30, 2025, the 2029 Notes were classified as non-current liabilities on the Company's condensed consolidated balance sheet.
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
The net carrying amount of the Notes was as follows (in thousands):

	September 30, 2025	December 31, 2024
2025 Notes:
Principal	$—	$635,448
Unamortized debt issuance costs	—	(1,425)
Net carrying amount	$—	$634,023
2029 Notes:
Principal	$1,000,000	$1,000,000
Unamortized debt issuance costs	(17,598)	(20,718)
Net carrying amount	$982,402	$979,282
As of September 30, 2025, the total estimated fair value of the 2029 Notes was approximately $992.2 million. The fair value was determined based on the closing trading price or quoted market price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates and has been classified as level 2 in the fair value hierarchy.
Issuance costs were being amortized to interest expense over the contractual terms of the 2025 Notes at an effective interest rate of 0.59%. Issuance costs are being amortized to interest expense over the contractual terms of the 2029 Notes at an effective interest rate of 0.43%.
The following table sets forth the interest expense related to the 2025 and 2029 Notes for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$—	$234	$364	$701
Amortization of issuance costs	1,046	912	4,556	2,672
Total	$1,046	$1,146	$4,920	$3,373
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
9. Commitments and Contingencies
Non-cancelable Material Commitments—During the nine months ended September 30, 2025, other than certain non-cancelable operating leases described in Note 9, Leases, there have been no other material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the Annual Report.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for administrative costs of the 401(k) plan and makes matching contributions to the 401(k) plan. For the three and nine months ended September 30, 2025, the Company incurred expense of $2.5 million and $7.1 million, respectively, for matching contributions. For the three and nine months ended September 30, 2024, the Company incurred expense of $2.6 million and $6.4 million, respectively, for matching contributions.
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
10. Leases
The Company has entered into various non-cancelable operating leases for its facilities expiring between 2025 and 2036. Certain lease agreements contain an option for the Company to renew a lease for a term of up to three years or an option to terminate a lease early within one year. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.
The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost (1)	$13,982	$10,550	$40,729	$31,613
Short-term lease cost	3,749	1,485	9,516	4,204

1)Includes non-cash lease expense of $9.1 million and $6.7 million for the three months ended September 30, 2025 and 2024, respectively, and $26.5 million and $20.3 million for the nine months ended September 30, 2025 and 2024, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities	$22,678	$8,988
Operating lease assets obtained in exchange for new lease liabilities	70,174	61,635
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2025	$10,959
2026	56,261
2027	57,657
2028	48,536
2029	45,427
Thereafter	161,876
Total lease payments	$380,716
Less: imputed interest	(83,801)
Present value of lease liabilities	$296,915
As of September 30, 2025, the Company had various operating leases that had not yet commenced, which are excluded from the table above. The operating leases will commence between fiscal years 2025 through 2027 with total undiscounted future payments of $249.9 million and a weighted-average lease term of 9.1 years.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

September 30, 2025
Weighted-average remaining lease term (years)	7.1
Weighted-average discount rate	6.63%

11. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America (1)	$633,924	$484,533	$1,754,428	$1,358,135
International	251,727	205,483	719,536	588,413
Total	$885,651	$690,016	$2,473,964	$1,946,548

1)Includes revenue from the United States of $605.3 million and $462.4 million for the three months ended September 30, 2025 and 2024, respectively, and $1,673.4 million and $1,293.5 million for the nine months ended September 30, 2025 and 2024, respectively.
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
Revenue recognized during the three months ended September 30, 2025 and 2024, which was included in the deferred revenue balances at the beginning of each such period, was $459.3 million and $378.6 million, respectively. Revenue recognized during the nine months ended September 30, 2025 and 2024, which was included in the deferred revenue balances at the beginning of each such period was $870.8 million and $701.4 million, respectively.
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of September 30, 2025 and December 31, 2024, the aggregate transaction price allocated to remaining performance obligations was $2,787.6 million and $2,273.1 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Accounts Receivable
Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. During the nine months ended September 30, 2025 and 2024, the Company charged $10.6 million and $6.8 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of September 30, 2025 and December 31, 2024, unbilled accounts receivable of approximately $88.0 million and $77.0 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.
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
Deferred contract costs on the Company’s condensed consolidated balance sheets were $173.1 million and $142.7 million as of September 30, 2025 and December 31, 2024, respectively. Amortization expense was $17.3 million and $13.5 million for the three months ended September 30, 2025 and 2024, respectively, and $48.1 million and $37.8 million for the nine months ended September 30, 2025 and 2024, respectively.
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
During the three and nine months ended September 30, 2025, 155,060 shares and 1,098,431 shares of Class B common stock were converted into Class A common stock, respectively.
As of September 30, 2025, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 325,117,580 shares of Class A common stock and 25,437,097 shares of Class B common stock were issued and outstanding.
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Company’s initial public offering of Class A common stock (the “IPO”), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of September 30, 2025, there were 3,817,506 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants and advisors of the Company. As of September 30, 2025, there were 95,556,809 shares available for grant under the 2019 Plan.
Stock Options
The following table summarizes the Company’s stock option activity and weighted-average exercise prices:

	Number Of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance outstanding—December 31, 2024	6,953,119	$4.55	3.0	$961,910
Options granted	—	—
Options exercised	(3,117,818)	1.47
Options forfeited or expired	—	—
Balance outstanding—September 30, 2025	3,835,301	$7.05	3.2	$519,104
Ending Exercisable—September 30, 2025	3,835,301	$7.05	3.2	$519,104
As of September 30, 2025, there were 17,795 shares of Class A common stock and 3,817,506 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2024, there were 17,795 shares of Class A common stock and 6,935,324 shares of Class B common stock issuable upon the exercise of options outstanding.
There were no options granted during the nine months ended September 30, 2025 and 2024. The Company received approximately $4.6 million and $5.2 million in cash proceeds from options exercised during the nine months ended September 30, 2025 and 2024, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 was approximately $372.0 million and $445.1 million, respectively.

Restricted Stock Units, Restricted Stock and Performance Stock Units
The following table summarizes the activity for the Company’s unvested RSUs and PSUs:

	Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2024	13,806,700	$116.09
Awarded	6,903,847	116.12
Vested	(4,265,877)	112.53
Forfeited/canceled	(1,082,634)	114.35
Balance—September 30, 2025	15,362,036	$117.21
The Company granted 771,355 restricted shares of Class A common stock in connection with acquisitions during the nine months ended September 30, 2025.
Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $1,527.6 million and $1,378.1 million as of September 30, 2025 and December 31, 2024, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares of common stock will be recognized is 2.8 years as of September 30, 2025 and December 31, 2024.
Total compensation cost related to unvested PSUs not yet recognized was approximately $112.2 million and $52.3 million as of September 30, 2025 and December 31, 2024, respectively. The weighted-average period over which this compensation cost related to unvested PSUs will be recognized is 1.4 years and 1.3 years as of September 30, 2025 and December 31, 2024, respectively.
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
The Company recognized $4.8 million and $13.9 million of stock-based compensation expense related to the ESPP during the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, $25.8 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. During the nine months ended September 30, 2025, the Company issued 287,014 shares of Class A common stock under the ESPP. As of September 30, 2025, 23,476,780 shares of Class A common stock remain available for grant under the ESPP.

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
Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$8,038	$6,249	$21,472	$18,169
Research and development	124,288	90,507	342,468	266,025
Sales and marketing	41,463	30,749	113,030	88,481
General and administrative	26,769	14,685	68,315	39,200
Stock-based compensation, net of amounts capitalized	200,558	142,190	545,285	411,875
Capitalized stock-based compensation expense	3,744	4,375	15,363	11,281
Total stock-based compensation expense	$204,302	$146,565	$560,648	$423,156
13. Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$45,615	$40,082	$147,095	$112,758
Other loss, net	(1,718)	(2,650)	(11,356)	(3,111)
Interest income and other income, net	$43,897	$37,432	$135,739	$109,647
14. Income Taxes
The Company recorded a provision for income taxes of $1.8 million and $4.4 million for the three months ended September 30, 2025 and 2024, respectively, and a provision for income taxes of $12.4 million and $12.0 million for the nine months ended September 30, 2025 and 2024, respectively. The Company has generated U.S. operating income and has minimal profits in its foreign jurisdictions during the quarter.
The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve for each of the nine months ended September 30, 2025 and 2024. The Company’s policy is to recognize interest and penalties related to uncertain income tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA permanently extends certain provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation for certain qualified property, and reverses the requirement to capitalize and amortize domestic research and experimentation (“R&E”) expenses. As a result, for tax years beginning after December 31, 2024, taxpayers may deduct such expenses in the year incurred. The legislation also introduced an election to accelerate any unamortized domestic R&E expenditures over a one- or two-year period beginning with the 2025 tax year and includes modifications to the international tax framework.
In accordance with ASC 740, Accounting for Income Taxes, the Company has reflected the effects of the OBBBA in its financial statements for the quarter ended September 30, 2025. The enactment of the OBBBA reduced the Company’s forecasted U.S. income tax expense for 2025. The legislation did not impact the Company’s U.S. net deferred tax assets or liabilities, as a full valuation allowance continues to be maintained against those balances.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Basic net income per share:	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income	$31,408	$2,477	$47,688	$4,009	$56,648	$4,526	$127,401	$10,751
Denominator:
Weighted-average shares used in calculating net income per share, basic	323,159	25,486	311,388	26,174	320,410	25,602	308,727	26,052
Basic net income per share	$0.10	$0.10	$0.15	$0.15	$0.18	$0.18	$0.41	$0.41

Diluted net income per share:
Numerator:
Allocation of distributed income, net of interest expense and related tax	$32,137	$2,535	$47,688	$4,009	$59,385	$4,745	$127,401	$10,751
Reallocation of undistributed net income as a result of conversion of Class B to Class A shares	2,535	—	4,009	—	4,745	—	10,751	—
Allocation of undistributed income	$34,672	$2,535	$51,697	$4,009	$64,130	$4,745	$138,152	$10,751
Denominator:
Number of shares used in basic calculation	323,159	25,486	311,388	26,174	320,410	25,602	308,727	26,052
Weighted-average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	25,486	—	26,174	—	25,602	—	26,052	—
Employee stock options	3,805	—	8,496	—	4,764	—	9,748	—
Employee stock purchase plan	47	—	10	—	28	—	25	—
Restricted stock units and performance stock units	4,437	—	3,236	—	3,972	—	4,332	—
Unvested restricted stock in connection with acquisition	471	—	233	—	345	—	349	—
Shares issuable upon conversion of the 2025 Notes	—	—	8,098	—	2,188	—	8,098	—
Shares issuable upon conversion of the 2029 Notes	4,596	—	—	—	4,596	—	—	—
Number of shares used in diluted calculation	362,001	25,486	357,635	26,174	361,905	25,602	357,331	26,052
Diluted net income per share	$0.10	$0.10	$0.14	$0.15	$0.18	$0.19	$0.39	$0.41
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of September 30,
	2025	2024
Shares subject to outstanding stock options, RSUs and PSUs	350	480
Total	350	480
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
As of September 30, 2025, we had $540.6 million in cash and cash equivalents and $3.6 billion in marketable securities. We generated revenue of $885.7 million and $690.0 million in the three months ended September 30, 2025 and 2024, respectively, representing year-over-year growth of 28%. For the nine months ended September 30, 2025 and 2024, our revenue was $2,474.0 million and $1,946.5 million, respectively, representing year-over-year growth of 27%. Substantially all of our revenue is from subscription software sales. While we have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, we generated net income of $33.9 million and $51.7 million for the three months ended September 30, 2025 and 2024, respectively, and $61.2 million and $138.2 million for the nine months ended September 30, 2025 and 2024, respectively. Our operating cash flow was $723.1 million and $605.4 million for the nine months ended September 30, 2025 and 2024, respectively. Our free cash flow was $623.7 million and $534.1 million for the nine months ended September 30, 2025 and 2024, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
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

Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of September 30, 2025, we had approximately 32,000 customers spanning organizations of a broad range of sizes and industries, compared to approximately 29,200 as of September 30, 2024. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.
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

Expanding Within Our Existing Customer Base
Our base of customers represents a significant opportunity for further sales expansion. As of September 30, 2025, we had approximately 4,060 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 89% of our ARR, up from 3,490 customers as of September 30, 2024, representing 88% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of September 30, 2025, our trailing 12-month dollar-based net retention rate was about 120%. As of September 30, 2024, our trailing 12-month dollar-based net retention rate was mid-110%'s. The increase in our trailing 12-month dollar-based net retention rate was attributable to increased usage growth from existing customers. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the trailing 12-month dollar-based net retention rate.
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

Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have demonstrated the success of our platform approach, through expansion beyond our initial infrastructure monitoring solution to include over 20 products. Approximately 84% of our customers were using two or more products as of September 30, 2025, consistent with approximately 83% a year earlier. Additionally, as of September 30, 2025, approximately 54% of our customers were using four or more products, up from approximately 49% a year earlier, approximately 31% of our customers were using six or more products, up from 26% a year earlier, and approximately 16% of our customers were using eight or more products, up from 12% a year earlier. We believe these metrics indicate strong expansion of product adoption across our platform.
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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 29% and 30% of our total revenue for the nine months ended September 30, 2025 and 2024, respectively. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in EMEA and APAC. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, primarily in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo.
Tax Law Changes
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA makes permanent several provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation for certain qualified property, and reverses the requirement under the Tax Cuts and Jobs Act to capitalize and amortize domestic research and experimentation (“R&E”) expenses. Beginning with tax years after December 31, 2024, taxpayers may again deduct such expenses in the year incurred. The OBBBA also introduced an election to accelerate any unamortized domestic R&E expenditures over a one- or two-year period beginning with the 2025 tax year and includes modifications to the international tax framework.

In accordance with ASC 740, Accounting for Income Taxes, the impacts of the OBBBA are reflected in the Company’s results for the quarter ended September 30, 2025. The enactment of the OBBBA reduced the Company’s forecasted U.S. income tax expense for 2025. These changes did not affect the Company’s U.S. net deferred tax assets or liabilities, as the Company continues to maintain a full valuation allowance against those balances.
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
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$885,651	$690,016	$2,473,964	$1,946,548
Cost of revenue (1)(2)(3)	176,457	137,756	500,063	371,353
Gross profit	709,194	552,260	1,973,901	1,575,195
Operating expenses
Research and development (1)(3)	401,982	291,802	1,130,525	836,389
Sales and marketing (1)(2)(3)	238,729	187,772	692,046	548,658
General and administrative (1)(3)(4)	74,292	52,408	205,059	145,256
Total operating expenses	715,003	531,982	2,027,630	1,530,303
Operating (loss) income	(5,809)	20,278	(53,729)	44,892
Other income:
Interest expense (5)	(2,421)	(1,574)	(8,459)	(4,425)
Interest income and other income, net	43,897	37,432	135,739	109,647
Other income, net	41,476	35,858	127,280	105,222
Income before provision for income taxes	35,667	56,136	73,551	150,114
Provision for income taxes	1,782	4,439	12,377	11,962
Net income	$33,885	$51,697	$61,174	$138,152
_________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$8,038	$6,249	$21,472	$18,169
Research and development	124,288	90,507	342,468	266,025
Sales and marketing	41,463	30,749	113,030	88,481
General and administrative	26,769	14,685	68,315	39,200
Total	$200,558	$142,190	$545,285	$411,875
_________________
(2)Includes amortization of acquired intangibles expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$1,451	$1,230	$3,863	$4,538
Sales and marketing	277	208	668	618
Total	$1,728	$1,438	$4,531	$5,156
_________________
(3) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$169	$118	$520	$378
Research and development	8,177	6,316	29,578	23,724
Sales and marketing	1,480	1,060	4,409	3,821
General and administrative	1,061	1,621	6,010	5,199
Total	$10,887	$9,115	$40,517	$33,122
_________________
(4) Includes M&A transaction costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
General and administrative	$—	$—	$1,373	$—
_________________
(5) Includes amortization of issuance costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Interest expense	$1,046	$912	$4,556	$2,672

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%	100%
Cost of revenue	20	20	20	19
Gross profit	80	80	80	81
Operating expenses
Research and development	45	42	46	43
Sales and marketing	27	27	28	28
General and administrative	8	8	8	7
Total operating expenses	81	77	82	78
Operating (loss) income	(1)	3	(2)	3
Other income:
Interest expense	0	0	0	0
Interest income and other income, net	5	5	5	5
Other income, net	5	5	5	5
Income before provision for income taxes	4	8	3	8
Provision for income taxes	0	1	1	1
Net income	4%	7%	2%	7%
(1)Certain items may not total due to rounding.
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Revenue	$885,651	$690,016	$195,635	28%
Revenue increased by $195.6 million, or 28%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Approximately 75% of the increase in revenue was attributable to growth from existing customers, and the remaining 25% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Cost of revenue	$176,457	$137,756	$38,701	28%
Gross margin	80%	80%	—%
Cost of revenue increased by $38.7 million, or 28%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily due to an increase of $31.6 million in third-party cloud infrastructure hosting and software costs and an increase of $5.6 million in personnel costs including allocated overhead costs as a result of increased headcount.
Our gross margin remained flat for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily as a result of revenue growing in proportion to the growth of our third-party cloud infrastructure provider costs.

Research and Development

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Research and development	$401,982	$291,802	$110,180	38%
Percentage of revenue	45%	42%
Research and development expense increased by $110.2 million, or 38%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily due to an increase of $95.1 million in personnel costs including allocated overhead costs for our engineering, product and design teams as a result of increased headcount and an increase of $11.4 million in cloud infrastructure-related investments.
Sales and Marketing

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Sales and marketing	$238,729	$187,772	$50,957	27%
Percentage of revenue	27%	27%
Sales and marketing expense increased by $51.0 million, or 27%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily due to an increase of $43.2 million in personnel costs including allocated overhead costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $4.3 million in advertising, sales, marketing and promotional activities.
General and Administrative

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
General and administrative	$74,292	$52,408	$21,884	42%
Percentage of revenue	8%	8%
General and administrative expense increased by $21.9 million, or 42%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily due to an increase of $16.6 million in personnel costs including allocated overhead costs as a result of increased headcount, and an increase of $3.9 million in legal and other professional services expenses.
Other Income, Net

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Other income, net	$41,476	$35,858	$5,618	16%
Percentage of revenue	5%	5%
Other income, net increased by $5.6 million, or 16%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily driven by an increase of $5.5 million in interest income, mainly due to income earned from investments in marketable securities.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Revenue	$2,473,964	$1,946,548	$527,416	27%
Revenue increased by $527.4 million, or 27%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Approximately 80% of the increase in revenue was attributable to growth from existing customers, and the remaining 20% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Cost of revenue	$500,063	$371,353	$128,710	35%
Gross margin	80%	81%
Cost of revenue increased by $128.7 million, or 35%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to an increase of $112.7 million in third-party cloud infrastructure hosting and software costs and an increase of $14.4 million in personnel costs including allocated overhead costs as a result of increased headcount.
Our gross margin decreased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily as a result of increased spend with our third-party cloud infrastructure providers.
Research and Development

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Research and development	$1,130,525	$836,389	$294,136	35%
Percentage of revenue	46%	43%
Research and development expense increased by $294.1 million, or 35%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to an increase of $240.0 million in personnel costs including allocated overhead costs for our engineering, product and design teams as a result of increased headcount and an increase of $46.6 million in cloud infrastructure-related investments.
Sales and Marketing

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Sales and marketing	$692,046	$548,658	$143,388	26%
Percentage of revenue	28%	28%
Sales and marketing expense increased by $143.4 million, or 26%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to an increase of $115.0 million in personnel costs including allocated overhead costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $20.7 million in advertising, sales, marketing and promotional activities.
General and Administrative

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
General and administrative	$205,059	$145,256	$59,803	41%
Percentage of revenue	8%	7%
General and administrative expense increased by $59.8 million, or 41%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to an increase of $44.6 million in personnel costs including allocated overhead costs as a result of increased headcount, and an increase of $10.6 million in legal and other professional services expenses.
Other Income, Net

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Other income, net	$127,280	$105,222	$22,058	21%
Percentage of revenue	5%	5%
Other income, net increased by $22.1 million, or 21%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily driven by an increase of $34.3 million in interest income, mainly due to income earned from investments in marketable securities. This amount was partially offset by a decrease of $8.2 million in other income mainly due to fluctuations related to foreign currency exchange rates.
Liquidity and Capital Resources
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, hosting expenses, facility expenses, and marketing expenses. We generated positive cash flows from operations during the nine months ended September 30, 2025 and 2024. When assessing sources of liquidity, we also include cash and cash equivalents of $540.6 million and marketable securities of $3.6 billion as of September 30, 2025. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support our cash requirements for the next 12 months and beyond.
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

The 2025 Notes matured on June 15, 2025. During the period from April 1, 2025 through the close of business on June 12, 2025, holders of the 2025 Notes elected to convert all outstanding aggregate principal amount of 2025 Notes in accordance with the terms of the indenture governing the 2025 Notes. We settled these conversions with aggregate cash payments totaling approximately $634.1 million and the issuance of approximately 1,354,569 shares of our Class A common stock. In June 2025, we received approximately 1,360,738 shares of Class A common stock from the settlement of the capped call transactions we entered into in connection with the issuance of the 2025 Notes with the relevant option counterparties, which we retired.
During the nine months ended September 30, 2025, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report.
Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash provided by operating activities	$723,066	$605,375
Cash used in investing activities	(836,626)	(627,476)
Cash (used in) provided by financing activities	(602,530)	27,659
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2025 increased by $117.7 million compared to the nine months ended September 30, 2024, primarily driven by an increase in non-cash charges of $162.9 million, an increase in accrued expenses and other liabilities of $38.1 million, and an increase in accounts receivable of $27.0 million. The increase in non-cash charges related primarily to an increase of $133.4 million in stock-based compensation as we continued to increase headcount to support the growth of the business. The increase in cash provided by operating activities was partially offset by a decrease in net income of $77.0 million and a decrease in deferred contract costs of $27.2 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 increased by $209.2 million compared to the nine months ended September 30, 2024, primarily driven by an increase of $371.4 million in the purchases of marketable securities and an increase of $116.6 million in cash paid for the acquisition of businesses net of cash acquired. The increase in cash used in investing activities was partially offset by an increase of $293.9 million in proceeds from maturities of marketable securities.
Financing Activities
Net cash (used in) provided by financing activities for the nine months ended September 30, 2025 decreased $630.2 million compared to the nine months ended September 30, 2024, primarily due to the repayment of the 2025 Notes for $635.5 million.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for each of the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$723,066	$605,375
Less: Purchases of property and equipment	(40,686)	(26,958)
Less: Capitalized software development costs	(58,684)	(44,286)
Free cash flow	$623,696	$534,131
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
Interest Rate Risk
As of September 30, 2025, we had $506.8 million in cash equivalents and $3.6 billion in marketable securities, which consisted of corporate debt, commercial paper, U.S. government treasury securities, certificates of deposit, and U.S. government agency securities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of September 30, 2025, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our revenue was $2,474.0 million and $1,946.5 million for the nine months ended September 30, 2025 and 2024, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
Our future success depends in part on our ability to sell additional subscriptions and products to our existing customers, and our customers renewing their subscriptions when the contract term expires. The terms of our subscription agreements are primarily monthly or annual, with some quarterly, semiannual and multi-year. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Whether our customers renew or expand their subscriptions with us may be impacted by a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, or reductions in our customers’ spending on IT solutions or their spending levels generally. These factors may be exacerbated by unfavorable conditions in the economy, see “Risks Associated with our Growth—Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations” above. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. Certain customers and cohorts of customers in specific industries have or in the future may increase usage of our product and then seek to optimize their usage, renew their subscriptions on terms less favorable to us, or not renew their subscriptions, which may result in revenue volatility. For example, in prior periods customers in our cloud-native cohort, and more recently larger customers in our AI-native cohort, which cohort includes our largest customer and represented approximately eight percentage points of our year-over-year revenue growth for the quarter ended September 30, 2025, have rapidly increased their usage of our product and then optimized or may in the future optimize their usage or fail to renew their subscriptions. If our customers do not purchase additional subscriptions and products from us, reduce their usage, fail to renew their subscriptions or renew on different terms, our revenue and dollar-based net retention may decline and our business, financial condition and results of operations may be harmed.

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
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing SaaS applications, those experienced with artificial intelligence and machine learning, and experienced sales professionals. If we are unable to attract such personnel in cities where we are located, we may need to hire in other locations which may add to the complexity and costs of our business operations. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers. Current and future restrictions on the availability of visas, increased costs of visas, or delays in the issuance of visas could impair our ability to employ skilled professionals. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the value or perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
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
The success of our platform depends, in part, on its ability to be deployed in a self-service installation process. We currently offer more than 1,000 out-of-the-box integrations to assist customers in deploying Datadog, and we need to continuously modify and enhance our products to adapt to changes and innovation in existing and new technologies to maintain and grow our integrations. We expect that the number of integrations we will need to support will continue to expand as developers adopt new software platforms, and we will have to develop new versions of our products to work with those new platforms. This development effort may require significant engineering, sales and marketing resources, all of which would adversely affect our business. Any failure of our products to operate effectively with future infrastructure platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, financial condition and results of operations could be adversely affected.
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
In addition, Europe and other jurisdictions have enacted laws related to data storage location, cross-border personal data transfers, and data portability. For example, the European Economic Area (EEA) and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and United Kingdom to the United States in compliance with law, such as the EEA standard contractual clauses, the United Kingdom’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the United Kingdom extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. Additionally, the EU Data Act introduces new obligations related to data portability and services switching, which introduces operational complexities and infrastructure, and may increase our compliance and operational costs.
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
The OECD's Pillar Two model rules introduced a global minimum tax of 15%. These model rules have been adopted by various governments around the world, some of which are effective for tax periods beginning on or after December 31, 2023. There is no material impact on our financial statements for the tax period ending September 30, 2025.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 29% and 30% for the nine months ended September 30, 2025 and 2024, respectively. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of September 30, 2025, approximately 43% of our full-time employees were located outside of the United States, 33% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2025, our outstanding shares of Class B common stock represented approximately 44% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
(a)Recent Sales of Unregistered Equity Securities
None.
(b) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2025, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, materially modified or terminated written plans intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the sale of the Company’s securities as set forth in the table below.

Name	Position	Action	Date	Total Shares of Class A Common Stock to be Sold	Expiration Date

Adam Blitzer	Chief Operating Officer	Adoption	August 22, 2025	Up to 143,055 shares (1)(2)	December 31, 2026
Olivier Pomel	Chief Executive Officer & Director	Adoption	September 15, 2025	1,525,692 (3)	December 23, 2026
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

(2)Includes up to 57,152 shares subject to PSUs previously awarded to Mr. Blitzer that may vest and be released upon the satisfaction of the applicable performance conditions (the “Blitzer PSUs”). The actual number of Blitzer PSUs that will vest is not yet determinable.

(3)Approximately 509,000 shares will be sold in sell-to-cover transactions intended to satisfy tax withholding obligations and exercise costs realized upon the exercise of stock options.

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

DATADOG, INC.

Date: November 7, 2025	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 7, 2025	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)