Form 10-K
period 2025-12-31
Datadog, Inc.
filed 2026-02-18
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
620 8th Avenue , 45th Floor
New York, New York 10018
(Address of principal executive offices, including zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Select Market on June 30, 2025 was approximately $43.0 billion.
As of February 5, 2026, there were 328,274,648 shares of the registrant’s Class A common stock and 24,301,433 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

DATADOG, INC.
2025 ANNUAL REPORT ON FORM 10-K

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
•We have a history of operating losses and may not sustain profitability in the future.
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
The Gartner content referenced herein (the “Gartner Content”) represents research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. The Gartner Content speaks as of its original publication date in December 2025 (and not as of the date of this Annual Report on Form 10-K) and the opinions expressed in the Gartner Content are subject to change without notice.

PART I
Item 1. Business
Overview
Datadog is the AI-powered observability and security platform for cloud applications.
Our SaaS platform integrates and automates infrastructure monitoring, application performance monitoring, log management, user experience monitoring, cloud security, service management, and many other capabilities to provide unified, real-time observability and security for our customers’ entire technology stack. Datadog is used by organizations of all sizes and across a wide range of industries to enable digital transformation and cloud migration, drive collaboration among development, operations, security and business teams, accelerate time to market for applications, reduce time to problem resolution, secure applications and infrastructure, understand user behavior, and track key business metrics.
Software applications are transforming how organizations engage with customers and operate their businesses. Companies across all industries are re-platforming their businesses to cloud native or hybrid on-premise and cloud infrastructures to enable this digital transformation. And they are increasingly adopting AI capabilities as part of this transformation. Historically, engineering teams and data have been siloed, making the development of next generation applications in dynamic cloud environments challenging. We started Datadog to break this model and facilitate collaboration among development and operations teams, enabling the adoption of DevOps practices. Since then, we have continuously pushed to unify separate tools into an integrated monitoring and analytics platform, readily available to everyone who cares about applications and their impact on business. And while we continue to broaden our capabilities in observability, we have expanded our platform into use cases beyond observability, including cloud security, software delivery, and service management.
With our founding goal of breaking down silos between Dev and Ops, we set out in 2010 to build a real-time data integration platform to turn the chaos of uncorrelated data from disparate sources into digestible and actionable insights. Since launching our first use case with Infrastructure Monitoring in 2012, we have expanded our platform rapidly, and today, we offer end-to-end monitoring and analytics, powered by a common data model that is extensible for use cases across observability, security, software delivery, and service management. In 2025, we launched OnCall to create on-call schedules and integrate real-time observability data into customers' incident response plans, Product Analytics to improve business outcomes and product development decisions with quantitative insights into user experiences and behavior, and Bits AI SRE Agent to autonomously investigate alerts, surface root causes, and draft summaries about incidents.
Our proprietary platform combines the power of metrics, traces, logs, user sessions, security signals, and other data from a single agent and over 1,000 integrations to provide a unified view of infrastructure, application performance and the real-time events impacting performance. Datadog is designed to be cloud agnostic and easy to deploy, with hundreds of out-of-the-box integrations, a built-in understanding of modern technology stacks, and extensive customizations. Customers can deploy our platform across their entire infrastructure, making it ubiquitous and a daily part of the lives of developers, operations engineers, security professionals, product designers, and business leaders.
Our platform currently addresses the IT Operations Management market. According to Gartner, the IT Operations Management market represents a $82 billion opportunity in 2029. Within the IT Operations Management market, the Gartner Health and Performance Analytics (Observability) market represents a $39 billion opportunity in 2029. Beyond Gartner’s IT Operations Management market, we have also been expanding our platform and product suite into certain segments of Gartner’s Security Software, Application Development, and Analytic Platforms markets. We believe the markets we participate in across Gartner’s IT Operations Management, Security Software, Application Development, and Analytic Platforms market in total represent a $187 billion market opportunity in 2029.
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
Our Solution and Key Strengths

Datadog was founded on the premise that the old model of siloed developers and IT operations engineers is broken, and that legacy tools used for monitoring static on-premise architectures do not work in modern cloud or hybrid environments. Datadog’s cloud-native platform enables development and operations teams to collaborate, quickly build and improve applications, and drive business performance. In recent years, as the platform has expanded to more use cases, Datadog has additionally enabled security teams, data engineers, product designers, developers, and business users to collaborate and improve outcomes. Empowered by our out-of-the box functionality and simple, self-service installation, our customers are able to rapidly deploy our platform to provide application- and infrastructure-wide visibility, often within minutes.
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
•Integrated data platform. We were the first to combine the “three pillars of observability” - metrics, traces, and logs - into a single end-to-end platform with the introduction of our log management solution in 2018. Today, our platform combines infrastructure monitoring, application performance monitoring, log management, user experience monitoring, security monitoring, service management, and developer-focused monitoring in one integrated data platform. This approach increases efficiency by reducing both the expense and friction of attempting to glean insights from disparate systems. We are able to provide a unified view across the IT stack, including infrastructure and application performance, as well as the real-time events impacting performance. Each of our products is integrated and, taken together, they provide the ability to view metrics, traces, logs, sessions, security signals, and other data side-by-side and to perform correlation analysis.
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
•Integrates with our customers’ complex environments. We enable development and operations teams to harness the full spectrum of SaaS and open source tools. We have over 1,000 out-of-the-box integrations with technologies to provide significant value to our customers without the need for professional services. Our integrations provide for comprehensive data point aggregation and consistent, up-to-date, high-quality customer experiences across heterogeneous IT environments as they are fully maintained by Datadog.

•Powered by robust artificial intelligence and machine learning capabilities. Our platform ingests massive amounts of data, which we correlate and analyze for actionable insights. Our platform features an increasingly broad and deep set of artificial intelligence and machine learning capabilities that can cross-correlate metrics, traces, logs, sessions, security signals, and other data to identify outliers and notify users of potential anomalies; discover and help resolve issues quickly with automated root cause analysis; augment the troubleshooting workflow with contextual insights; and recommend and implement incident resolution actions; all with the goal of improving business outcomes.
•Scalable. Our SaaS platform is delivered through the cloud. Our platform is massively scalable, currently monitoring trillions of events per hour and millions of servers and containers at any point in time. We offer secure, easily accessible data retention at full granularity for extensive periods of time, which can provide customers with a complete view of their historical data.
Key Benefits to Our Customers
Organizations of all sizes, in all industries, both private and public, purchase our products for a variety of use cases. As of December 31, 2025, we had approximately 32,700 customers in over 160 countries. Our platform provides the following key benefits to our customers:
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
•Expand within our existing customer base through broader deployments, new use cases and new product adoption. Our base of approximately 32,700 customers as of December 31, 2025 represents a significant opportunity for further sales expansion. We plan to continue to increase sales within our existing customer base through increased usage of our platform and the cross selling of additional products.

•Expand our technology leadership through continued investment and new products. We intend to invest in expanding the functionality of our current platform and adding capabilities that address new market opportunities. We have a history of continued innovation. For example, in 2017 we launched APM; in 2018 we launched Log Management; in 2019 we launched Digital Experience Monitoring and Network Performance Monitoring; in 2020 we launched Cloud SIEM, Continuous Profiler and Incident Management; in 2021 we launched Cloud Security Posture Management, Cloud Workload Security, Database Monitoring, and Sensitive Data Scanner; in 2022 we launched Application Security Management, Cloud Security Management, Audit Trail, Observability Pipelines, Cloud Cost Management, and Universal Service Monitoring; in 2023 we launched Application Vulnerability Management, Data Streams Monitoring, and Workflow Automation; in 2024 we launched Event Management and LLM Observability; and in 2025 we launched OnCall, Product Analytics, and Bits AI SRE.
•Expand our customer base internationally. We believe there is a significant opportunity to continue to expand usage of our platform outside of the United States, as international markets have increased the shift of their IT spend to the cloud.
Our Platform
Our proprietary platform provides real-time insights into software applications and IT infrastructure performance to enable better user experiences, faster problem detection and resolution and smarter, more impactful business decisions. Our platform is modular and includes infrastructure monitoring, application performance monitoring, log management, user experience monitoring, network performance monitoring, cloud and application security, developer-focused observability, service management, and product analytics, as well as a range of shared features such as sophisticated dashboards, advanced analytics, collaboration tools, workflow automation, and alerting capabilities. Many of our products are fully capable stand-alone so clients can choose to use different capabilities incrementally or deploy many at once. When deployed together, our products automatically enable cross-correlation, which in turn allows customers to gain greater levels of visibility across their infrastructure and applications to more rapidly troubleshoot problems.
Our platform is supported by more than 1,000 integrations to seamlessly aggregate metrics and events across all of the systems and services that power digital businesses. Our easy-to-use platform is deployed through a self-service installation process. Users can derive value from our platform within minutes without any specialized training or heavy implementation or customization. Customers can easily expand their usage of our platform on a self-serve basis, adding hosts or volumes of data monitored. Our platform is massively scalable currently monitoring trillions of events per hour and millions of servers and containers.
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
•1,000+ Fully Supported Integrations. We offer more than 1,000 out-of-the-box integrations including public cloud, private cloud, on-premise hardware, databases and third-party software.
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
•Synthetics. Synthetics provides user-experience monitoring of applications and API endpoints via simulated AI-powered user requests to proactively track application performance and ensure uptime.
•Real User Monitoring (RUM). RUM provides analysis and visualization of the performance of web browser and mobile applications as experienced by actual users.
•Product Analytics. Product Analytics provides engineering leaders, product owners, and product managers a complete picture of product, user, and performance data across applications, helping users to take action to improve business outcomes related to higher monthly active users, conversions, or average order value.
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
•Data Observability. Data Observability brings production-level observability to the data engineering space, and consists of Data Streams Monitoring (DSM) and Data Jobs Monitoring (DJM). DSM enables customers to easily track and improve the performance of event-driven applications. DJM helps data platform teams and data engineers detect, remediate, and optimize problematic Spark and Databricks jobs.

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
•Incident Response. Incident Response unifies monitoring, paging, and incident management into one seamless workflow. By integrating real-time observability data into the incident response plan, it enables smarter, faster decision making and saves critical remediation time.
•Workflow Automation and App Builder. Workflow Automation enables customers to easily automate and orchestrate processes across their tech stacks, with hundreds of out-of-the-box actions and dozens of customizable blueprints. App Builder provides a low-code solution to rapidly develop and integrate secure customized applications to accelerate remediation at scale.
•Event Management. Event Management uses AI and machine learning technologies to intelligently aggregate and consolidate alerts into one consistent view to help centralized operations teams discover and resolve issues faster. Event Management helps teams paint a complete picture of incidents and their underlying causes by reducing noise and enriching events with observability context.
•Bits AI SRE. Bits AI SRE is an always-on, AI-enabled SRE agent built to handle complex troubleshooting. Powered by Datadog's vast dataset and developed against thousands of real-world incidents, Bits AI SRE pinpoints root causes quickly, helping teams confidently restore services faster.
•Cloud Cost Management. Cloud Cost Management provides granular visibility into costs across cloud resources, automatically surfacing changes in cloud costs and visualizing cost data alongside metrics, traces, logs, and other data, and making it easy to find and fix cost inefficiencies.
•Cloud Security. Cloud Security uses agentless technology to scan customers' infrastructure to identify vulnerabilities, misconfigurations, identity risks, and compliance violations. Tightly integrated in the Datadog unified platform, Cloud Security allows users to detect, prioritize, and fix security issues faster and more effectively improve their organization's security posture.
•Code Security. Code Security delivers runtime-based prioritization of vulnerabilities with a platform approach to remediation, and clear visibility into remediation progress across the software development life cycle. Code Security capabilities include securing code in development, including first-party code as well as third-party, open-source code and securing code at runtime.
•Cloud SIEM. Cloud SIEM (Security Information and Event Management) allows customers to detect and investigate threats across dynamic, cloud-scale environments, and cost-effectively store and analyze operational and security logs in real-time, while using out-of-the-box integrations and detection rules to automatically surface threats and visually investigate them.
•Threat Management. Threat Management includes detecting threats in infrastructure with Workload Protection, and detecting threats in applications with App & API Protection. Workload Protection performs deep, in-kernel analysis of workload activity across hosts and containers to uncover threats. App & API Protection helps teams secure APIs with unified visibility, posture management, and runtime protection.
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
As of December 31, 2025, we had approximately 3,600 employees in our sales and marketing organization, including sales development, field sales, sales engineering, technical solutions, business development, sales operations, sales strategy, customer success and marketing personnel. We intend to continue to invest in our sales and marketing capabilities to capitalize on our market opportunity.
Research and Development
Our research and development organization is responsible for the design, development, testing and delivery of new technologies, features and integrations of our platform, as well as the continued improvement and iteration of our existing products. It is also responsible for operating and scaling our platform including the underlying cloud infrastructure. Our research and development investments seek to drive core technology innovation and bring new products to market. This includes our focus on AI-driven innovation: we have created an AI Research Lab to develop novel solutions, and engineers across our research and development organization are tasked with using AI and developing AI capabilities within their platform and product areas. Research and development employees are located primarily in our New York and Paris offices, as well as remotely distributed.
Our research and development team consists of our software engineering, product management, development and site reliability engineering teams. As of December 31, 2025, we had approximately 3,900 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform and products.
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
Human Capital Management
As of December 31, 2025, we had approximately 8,100 employees operating across 35 countries. Approximately 44% of our full-time employees as of that date were located outside of the United States, 34% of whom were located in France. In countries in which we operate, such as France, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages and we consider our relations with our employees to be good.
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
As of December 31, 2025, we own 43 patents globally, 18 patent applications pending for examination in the United States, 3 pending PCT applications, and 3 pending foreign patent applications. The pending U.S. patent applications, if issued, would be scheduled to expire between 2043 and 2045. Despite our pending patent applications, there can be no assurance that our patent applications will result in issued patents. As of December 31, 2025, we own 11 registered trademarks in the United States and 127 registered trademarks in various non-U.S. jurisdictions. However, as we have expanded internationally, we have been unable to register or obtain the exclusive right to use the Datadog trademark in certain jurisdictions, and as we continue to expand may face similar issues in other jurisdictions.
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
Our revenue was $3,427.2 million, $2,684.3 million and $2,128.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
Our future success depends in part on our ability to sell additional subscriptions and products to our existing customers, and our customers renewing their subscriptions when the contract term expires. The terms of our subscription agreements are primarily monthly or annual, with some quarterly, semiannual and multi-year. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Whether our customers renew or expand their subscriptions with us may be impacted by a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, or reductions in our customers’ spending on IT solutions or their spending levels generally. These factors may be exacerbated by unfavorable conditions in the economy, see “Risks Associated with our Growth—Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations” above. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. Certain customers and cohorts of customers in specific industries have or in the future may increase usage of our product and then seek to optimize their usage, renew their subscriptions on terms less favorable to us, or not renew their subscriptions, which may result in revenue volatility. For example, in prior periods customers in our cloud-native cohort, and more recently larger customers in our AI-native cohort, which cohort includes our largest customer and represented approximately seven percentage points of our year-over-year revenue growth for the quarter ended December 31, 2025, have rapidly increased their usage of our product and then optimized or may in the future optimize their usage or fail to renew their subscriptions. If our customers do not purchase additional subscriptions and products from us, reduce their usage, fail to renew their subscriptions or renew on different terms, our revenue and dollar-based net retention may decline and our business, financial condition and results of operations may be harmed.

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
In addition, we do not directly control content that our customers store in our products. If our customers use our products for the collection, transmission or storage of personal information and our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. Our remediation efforts may not be successful. We employ a shared responsibility model where our customers are responsible for using, configuring, and otherwise implementing security measures related to our platform, services, and products. As part of this shared responsibility security model, we make certain security features available to our customers that can be implemented at our customers’ discretion, or identify security areas or measures for which our customers are responsible. In certain cases our customers may choose not to implement, or may incorrectly implement, those features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure, or security incidents. Even if we are not the cause of a resulting customer security issue or incident, our customer relationships, reputation, and business may be adversely impacted. Some of our customers may be subject to the EU’s Digital Operational Resilience Act (DORA) and similar regulatory requirements in the United Kingdom related to operational resilience, which has led and will lead certain of our customers to negotiate additional specific provisions with us, including certain mandatory risk management, transparency and continuity provisions. If we fail to materially comply with these contractual requirements, we may be subject to investigations, audits or other adverse consequences.
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

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities on a timely basis. Among other things, our applications, systems, networks, software, other computer assets and physical facilities have been and in the future could be breached or could otherwise malfunction or fail, or the sensitive information that we store could be otherwise compromised due to employee error or malfeasance, if, for example, third parties fraudulently induce our employees or our members to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. For example, in April 2025, we notified customers of access by an unauthorized third party to a number of Datadog source code repositories arising from compromised employee account credentials. After discovering the access, we revoked the credentials and terminated the unauthorized access. However, such unauthorized access may increase our vulnerability to certain attacks at a later date through exploitation of our source code, including the exploitation of potential vulnerabilities in the Datadog platform or products, or information stored within the source code. Additionally, from time to time employees or service providers may inadvertently misconfigure resources or misdirect certain communications, leading to security vulnerabilities or incidents that we must then expend effort and incur expenses to correct.

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
The global economy, including credit and financial markets, has experienced periods of volatility and disruptions, including periods of diminished liquidity and credit availability, changes in consumer confidence, fluctuations in economic growth, volatility in unemployment rates, fluctuating inflation and interest rates, and uncertainty about economic stability. For a discussion of certain of these economic, political, regulatory, and market risks, see “Risks Associated with our Growth—Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations”. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, or do not improve, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including personnel costs.
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

We may also encounter new risks, challenges, and unintended consequences as a result of our use of AI. For example, the issue of intellectual property ownership and license rights surrounding AI technologies has not been fully addressed by U.S. courts or federal or state laws and regulations, and the incorporation of AI technologies into our products and services could expose us to intellectual property claims or mandatory compliance with open source software or other license terms. Our use of AI may also lead to novel cybersecurity or privacy risks which may adversely affect our operations and reputation. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI and machine learning technologies. For example, the European Union's Artificial Intelligence Act, which would apply beyond the European Union’s borders, came into effect in August 2024. It contains numerous requirements regarding the development and use of AI and imposes significant monetary fines. Further, countries and states are applying their data and consumer protection laws to AI technologies, and particularly generative AI and interactive chatbots. In addition, the Federal Trade Commission has required other companies to disgorge valuable insights or trainings generated through the use of AI or machine learning technologies where they allege the company has violated privacy and consumer protection laws. Compliance with regulations as well as social and ethical standards relating to AI may require significant research and development costs as well as management and employee attention. Any actual or perceived failure to comply with these laws, regulations or ethical standards could include severe penalties, reputational harm, and slow adoption of AI in our products and services. In addition, our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or commercially unreasonable terms of service.
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

Certain jurisdictions impose regulatory obligations focused on cybersecurity resilience, system availability, and incident response. For example, in the European Union, the Network and Information Security Directive (EU) 2022/2555 (“NIS2”), and in the United Kingdom, the Network and Information Systems Regulations 2018, establish requirements related to risk management, security incident reporting, and business continuity for certain entities. Failure to comply with these frameworks may result in significant administrative fines, enforcement actions, and operational restrictions.
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

Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, and strict limitations to the processing of personal information, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, Australia enacted the Australia Privacy Act, China enacted its Personal Information Protection Law, Canada has enacted the Personal Information Protection and Electronic Documents Act, and various related provincial laws and India enacted the Information Technology Act.
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
Domestic laws in this area are also complex and developing rapidly, and we are, or may become, subject to numerous U.S. data privacy and security laws. In the United States, laws governing data privacy and security include those promulgated under the authority of the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the CCPA, HIPAA, and numerous other state and federal laws relating to privacy and data security. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personal information has been disclosed as a result of certain data breaches. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing legal requirements.

The CCPA, which became effective on January 1, 2020, gives California residents (including consumers, employees, job applicants and business representatives) expanded rights to access and delete their personal information, opt out of the sale of personal information, and receive detailed information about how their personal information is used. The CCPA provides a private right of action and statutory damages for certain data breaches and may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. In addition, the amendments to the CCPA made by the California Privacy Rights Act, or the CPRA, went into effect on January 1, 2023. The CPRA amended the CCPA to give California residents the ability to limit the use of their sensitive personal information, provide additional penalties for CPRA violations concerning California residents under the age of 16, and established a new California Privacy Protection Agency to implement and enforce the law. These changes to the CCPA could impact our business activities depending on how they are interpreted. Many other states have enacted or proposed comprehensive privacy laws, which either have gone into effect or are expected to go into effect over the next several years. These laws exemplify the vulnerability of our business to the evolving regulatory environment related to the protection of personal information.
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
There continues to be a focus from certain regulators, investors and other stakeholders concerning environmental, social, and governance, or ESG, matters, both in the United States and internationally. In response, we are in the process of evaluating and developing our ESG practices. Any of our current or future ESG practices and initiatives, if any, could be difficult to achieve and costly to implement. Furthermore, if these practices are not perceived to be adequate, or if the initiatives and positions we take (or choose not to take) on ESG issues are unpopular with some of our employees, customers or potential customers, our reputation could be harmed, which could negatively impact our ability to attract or retain employees or customers.
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

As of December 31, 2025, we have approximately $340.2 million and $474.2 million of net operating loss carryforwards, or NOLs, for federal and state income tax purposes, respectively, which begin to expire in 2028 for state purposes if not utilized. Certain of these NOLs are attributable to entities that we have acquired which are subject to annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, as discussed below. We are evaluating the impact of any Section 382 limitation on our utilization of our NOLs. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under current law, U.S. federal NOLs incurred in taxable years after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in a particular taxable year is limited to 80% of taxable income in such year. A lack of future taxable income would adversely affect our ability to utilize portions of these NOLs before they expire.
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
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including changes under the U.S. Tax Cuts, Jobs Act, the Inflation Reduction Act, and the One Big Beautiful Bill Act OBBBA;
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
The OECD's Pillar Two model rules introduced a global minimum tax of 15%. These model rules have been adopted by various governments around the world, some of which are effective for tax periods beginning on or after December 31, 2024. On January 5, 2026, the OECD released new administrative guidance outlining a “side-by-side” arrangement following agreement on key elements by the OECD/G20 Inclusive Framework on Pillar Two. We will continue to monitor these developments and pending legislation and evaluate any potential impact on our results of operations. Any of these developments could adversely affect our results of operations. There is no material impact on our financial statements for the tax period ending December 31, 2025.
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
Our success depends to a significant degree on our ability to obtain, maintain, protect and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. We rely on a combination of trademarks, trade secrets, patents, copyrights, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect and enforce our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may develop and commercialize substantially identical products, services or technologies, our business, financial condition, results of operations or prospects may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. Despite our pending patent applications, there can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or products. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or products. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products that compete with ours. Patent, trademark, copyright, and trade secret protections may not be available to us in every country in which our products are available. For example, as we have expanded internationally, we have been unable to register and obtain the exclusive right to use the Datadog trademark in certain jurisdictions, including certain European countries outside of the EU, and as we continue to expand, we may face similar issues in other jurisdictions. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights. Furthermore, third parties may assert intellectual property claims against us, and we may be subject to liability, required to enter into costly license agreements, or required to rebrand our products and/or prevented from selling some of our products if third parties successfully claim that we infringe, misappropriate or otherwise violate their trademarks or other intellectual property rights. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 29% for the year ended December 31, 2025. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of December 31, 2025, approximately 44% of our full-time employees were located outside of the United States, 34% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
•variance in our financial performance from expectations of securities analysts or the financial guidance we provide to the public;
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2025, our outstanding shares of Class B common stock represented approximately 43% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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
We also periodically perform various types of security audits and assessments, including penetration tests, via internal and external parties. In addition, certain Datadog products are subject to specific compliance requirements and standards, including, as applicable, ISO 27001, SOC 2, PCI, and FedRAMP (Moderate), and are tested and evaluated by third-party auditors against those applicable compliance requirements and standards. The identified risks from such audits and assessments are triaged, prioritized, reported by our security teams to various levels of our senior management and tracked and remediated depending on the severity.
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
Item 2. Properties
Our current principal executive office is located in New York, New York and, as of December 31, 2025, it consists of approximately 395,000 square feet of space under leases that expire in June 2033.
We lease other offices around the world for our employees, including in Boston, Denver, San Francisco, Paris, Dublin, Amsterdam, Sydney, Tokyo, Singapore and Seoul.
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
As of February 5, 2026, there were 54 holders of record of our Class A common stock and 30 holders of record of our Class B common stock.
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
Recent Sales of Unregistered Equity Securities
During the year ended December 31, 2025, we issued 771,355 shares of Class A common stock as consideration in acquisitions. The issuance was deemed exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
The graph below shows a comparison, from September 19, 2019 through December 31, 2025, of the cumulative total return to stockholders of our Class A common stock relative to the Standard & Poor's 500 Stock Index (S&P 500), and the Nasdaq Computer Index, or the Nasdaq Computer.

The graph assumes that $100 was invested in each of our Class A common stock, the S&P 500 and the Nasdaq Computer at their respective closing prices on September 19, 2019 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.
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
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the fiscal years ended December 31, 2025 and 2024, and year-to-year comparisons between fiscal 2025 and fiscal 2024. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2023 and year-to-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 20, 2025.
Overview
Datadog is the AI-powered observability and security platform for cloud applications.

Our SaaS platform integrates and automates infrastructure monitoring, application performance monitoring, log management, user experience monitoring, cloud security, service management, and many other capabilities to provide unified, real-time observability and security for our customers’ entire technology stack. Datadog is used by organizations of all sizes and across a wide range of industries to enable digital transformation and cloud migration, drive collaboration among development, operations, security and business teams, accelerate time to market for applications, reduce time to problem resolution, secure applications and infrastructure, understand user behavior and track key business metrics.
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
As of December 31, 2025, we had $401.3 million in cash and cash equivalents and $4,073.5 million in marketable securities. We have grown rapidly in recent periods, with revenues for the fiscal years ended December 31, 2025, 2024 and 2023 of $3,427.2 million, $2,684.3 million, and $2,128.4 million, respectively, representing year-over-year growth of 28% from the fiscal year ended December 31, 2024 to the fiscal year ended December 31, 2025 and 26% from the fiscal year ended December 31, 2023 to the fiscal year ended December 31, 2024. Substantially all of our revenue is from subscription software sales. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have generated net income of $107.7 million, $183.7 million and $48.6 million for the fiscal years ended December 31, 2025, 2024 and 2023, respectively. Our operating cash flow was $1,050.1 million, $870.6 million and $660.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our free cash flow was $914.7 million, $775.1 million and $597.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
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
Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of December 31, 2025, we had approximately 32,700 customers spanning organizations of a broad range of sizes and industries, compared to approximately 30,000 as of December 31, 2024. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors, and the effectiveness of our marketing efforts.
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

Expanding Within Our Existing Customer Base
Our base of customers represents a significant opportunity for further sales expansion. As of December 31, 2025, we had approximately 4,310 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 90% of our ARR, up from 3,610 as of December 31, 2024, representing 88% of our ARR. As of December 31, 2025, we had approximately 603 customers with annual run-rate revenue, or ARR, of $1.0 million or more, up from 462 as of December 31, 2024. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates, and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of December 31, 2025, our trailing 12-month dollar-based net retention rate was about 120%. As of December 31, 2024, our trailing 12-month dollar-based net retention rate was high-110%'s. The increase in our trailing 12-month dollar-based net retention rate was attributable to increased usage growth from existing customers. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months, but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the trailing 12-month dollar-based net retention rate.
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
Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have demonstrated the success of our platform approach, through expansion beyond our initial infrastructure monitoring solution to include over 20 products. Approximately 84% of our customers were using two or more products as of December 31, 2025, consistent with approximately 83% a year earlier. Additionally, as of December 31, 2025, approximately 55% of our customers were using four or more products, up from approximately 50% a year earlier; approximately 33% of our customers were using six or more products, up from approximately 26% a year earlier; approximately 18% of our customers were using eight or more products, up from approximately 13% a year earlier; and approximately 9% of our customers were using ten or more products, up from 5% a year earlier. We believe these metrics indicate strong expansion of product adoption across our platform.
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
Expanding Internationally

We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 29% of our total revenue for each of the years ended December 31, 2025 and 2024. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in EMEA and APAC. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, primarily in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo.
Components of Results of Operations
Revenue
We generate revenue from the sale of subscriptions to customers using our cloud-based platform. The terms of our subscription agreements are primarily monthly, annual or multi-year, with the majority of our revenue coming from annual subscriptions. Our customers can enter into a subscription for a committed contractual amount of usage that is apportioned ratably on a monthly basis over the term of the subscription period, a subscription for a committed contractual amount of usage that is delivered as used, or a monthly subscription based on usage. To the extent that our customers’ usage exceeds the committed contracted amounts under their subscriptions, either on a monthly basis in the case of a ratable subscription or once the entire commitment is used in the case of a delivered-as-used subscription, they are charged for their incremental usage. Usage is measured on a per-unit basis, with the unit of measure differing for each product, based on the unit that, in working with customers and design partners, best indicates the value we deliver,
In the case of subscriptions for committed contractual amounts of usage, revenue is recognized ratably over the term of the subscription agreement, generally beginning on the date that our platform is made available to a customer. As a result, much of our revenue is generated from subscriptions entered into during previous periods. Consequently, any decreases in new subscriptions or renewals in any one period may not be immediately reflected as a decrease in revenue for that period, but could negatively affect our revenue in future quarters. This also makes it difficult for us to rapidly increase our revenue through the sale of additional subscriptions in any period, as revenue is recognized over the term of the subscription agreement. In the case of a subscription for a committed contractual amount of usage that is delivered as used, a monthly subscription based on usage, or usage in excess of a ratable subscription, we recognize revenue as the product is used, which may lead to fluctuations in our revenue and results of operations. In addition, historically, we have experienced seasonality in new customer bookings, as we typically enter into a higher percentage of subscription agreements with new customers in the fourth quarter of the year.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue	$3,427,158	$2,684,275	$2,128,359
Cost of revenue (1)(2)(3)	686,957	515,531	409,908
Gross profit	2,740,201	2,168,744	1,718,451
Operating expenses:
Research and development (1)(3)	1,548,451	1,152,703	962,447
Sales and marketing (1)(2)(3)	956,423	756,605	609,276
General and administrative (1)(3)(4)	279,700	205,152	180,192
Total operating expenses	2,784,574	2,114,460	1,751,915
Operating (loss) income	(44,373)	54,284	(33,464)
Other income:
Interest expense (5)	(11,059)	(7,068)	(6,302)
Interest income and other income, net	182,453	156,724	100,001
Other income, net	171,394	149,656	93,699
Income before provision for income taxes	127,021	203,940	60,235
Provision for income taxes	19,280	20,194	11,667
Net income	$107,741	$183,746	$48,568
____________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$29,729	$26,221	$17,578
Research and development	469,526	363,301	313,096
Sales and marketing	156,472	122,079	101,937
General and administrative	94,944	58,735	49,689
Total	$750,671	$570,336	$482,300
____________________
(2)Includes amortization of acquired intangibles expense as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$5,428	$5,642	$8,041
Sales and marketing	945	825	825
Total	$6,373	$6,467	$8,866
_____________________
(3)Includes employer payroll taxes on employee stock transactions as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$695	$446	$364
Research and development	40,183	31,134	21,449
Sales and marketing	5,923	4,694	5,917
General and administrative	6,998	6,852	4,811
Total	$53,799	$43,126	$32,541
___________________
(4)Includes M&A transaction costs as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
General and administrative	$1,574	$—	$—
____________________
(5)Includes amortization of issuance costs as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Interest expense	$5,602	$3,761	$3,388
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%
Cost of revenue	20	19	19
Gross profit	80	81	81
Operating expenses:
Research and development	45	43	45
Sales and marketing	28	28	29
General and administrative	8	8	8
Total operating expenses	81	79	82
Operating (loss) income	(1)	2	(2)
Other income:
Interest expense	—	—	—
Interest income and other income, net	5	6	5
Other income, net	5	6	4
Income before provision for income taxes	4	8	3
Provision for income taxes	1	1	1
Net income	3%	7%	2%
_____________________
(1)Certain items may not total due to rounding.
Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,
	2025	2024	Change	% Change

Revenue	$3,427,158	$2,684,275	$742,883	28%
Revenue increased by $742.9 million or 28%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Approximately 75% of the increase in revenue was attributable to growth from existing customers, and the remaining 25% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Cost of revenue	$686,957	$515,531	$171,426	33%
Gross margin	80%	81%
Cost of revenue increased by $171.4 million, or 33%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to an increase of $149.8 million in third-party cloud infrastructure hosting and software costs and an increase of $18.2 million in personnel costs including allocated overhead costs as a result of increased headcount.
Our gross margin decreased by 1% for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily as the result of increased in third-party cloud infrastructure provider costs.
Research and Development

	Year Ended December 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Research and development	$1,548,451	$1,152,703	$395,748	34%
Percentage of revenue	45%	43%
Research and development expense increased by $395.7 million, or 34%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to an increase of $324.4 million in personnel costs including allocated overhead costs for our engineering, product and design teams as a result of increased headcount and an increase of $60.0 million in cloud infrastructure-related investments.
Sales and Marketing

	Year Ended December 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Sales and marketing	$956,423	$756,605	$199,818	26%
Percentage of revenue	28%	28%
Sales and marketing expense increased by $199.8 million, or 26%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to an increase of $165.4 million in personnel costs including allocated overhead costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $26.3 million in advertising, sales, marketing and promotional activities.

General and Administrative

	Year Ended December 31,
	2025	2024	Change	% Change
	(dollars in thousands)
General and administrative	$279,700	$205,152	$74,548	36%
Percentage of revenue	8%	8%
General and administrative expense increased by $74.5 million, or 36%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to an increase of $58.2 million in personnel costs and other related costs as a result of increased headcount, and an increase of $10.4 million in legal and other professional services expenses.
Other Income, Net

	Year Ended December 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Other income, net	$171,394	$149,656	$21,738	15%
Percentage of revenue	5%	6%
Other income, net increased by $21.7 million, or 15% for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily driven by an increase of $39.1 million in interest income, mainly due to income earned from investments in marketable securities, offset by $14.0 million due to fluctuations related to foreign currency exchange rates.
Liquidity and Capital Resources
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, hosting expenses, facility expenses, and marketing expenses. We have generated positive cash flows from operations during the years ended December 31, 2025, 2024, and 2023. When assessing sources of liquidity, we also include cash and cash equivalents of $0.4 billion and marketable securities of $4.1 billion as of December 31, 2025. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support our cash requirements for the next 12 months and beyond.
Our working capital requirements principally consist of workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancellable and non-cancelable licenses and services arrangements that are integral to our business operations, and operating lease obligations. Non-cancelable purchase commitments for business operations and operating lease obligations total $1.4 billion and $375.2 million, respectively, as of December 31, 2025, due primarily over the next five years. Purchase commitments for business operations are primarily related to cloud hosting and other software-based services.
We have also issued long-term debt to finance our business. In December 2024, we issued $1.0 billion aggregate principal amount of the 2029 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the sale of the 2029 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $979.1 million. The principal and future interest payments related to our 2029 Notes are $1.0 billion. We may from time to time seek to retire or purchase the 2029 Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash provided by operating activities	$1,050,135	$870,603
Cash used in investing activities	(1,334,480)	(736,840)
Cash (used in) provided by financing activities	(572,483)	787,083
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2025 increased $179.5 million compared to the year ended December 31, 2024, primarily driven by an increase in non-cash charges of $215.4 million, an increase in deferred revenue of $75.7 million, and a increase in accrued expenses and other liabilities of $54.5 million. The increase in non-cash charges related primarily to an increase of $180.3 million in stock-based compensation as we continued to increase headcount to support the growth of the business. The increase in cash provided by operating activities was partially offset by an increase in accounts receivable of $52.9 million and an increase in deferred contract costs of $50.8 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 increased by $597.6 million compared to the year ended December 31, 2024, primarily driven by an increase in the purchases of marketable securities of $946.6 million, an increase in cash paid for acquisition of businesses, net of cash acquired of $110.9 million, an increase in capitalized software development costs of $25.1 million, and an increase in purchases of property and equipment of $14.9 million. These increases were partially offset by an increase in proceeds from maturities of marketable securities of $468.8 million and an increase in proceeds from the sale of marketable securities of $30.9 million.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 decreased by $1,359.6 million compared to the year ended December 31, 2024, primarily due to the absence of proceeds from the issuance of the 2029 Notes of $979.1 million, higher repayments of the 2025 Notes of $438.8 million, and the absence of proceeds from the termination of Capped Calls related to the 0.125% Convertible Senior Notes 2025 (the "2025 Notes"), together with the 2029 Notes, (the "Notes") of $54.7 million. The decrease in cash provided by financing activities was partially offset by the absence of purchases of Capped Calls related to the 2029 Notes of $100.9 million and proceeds from the issuance of common stock under the employee stock purchase plan of $13.1 million.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$1,050,135	$870,603	$659,954
Less: Purchases of property and equipment	(49,578)	(34,719)	(27,586)
Less: Capitalized software development costs	(85,840)	(60,781)	(34,820)
Free cash flow	$914,717	$775,103	$597,548

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

Internal-Use Software Development Costs
We capitalize certain costs related to the development of our platform and other software applications for internal-use. In accordance with authoritative guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management with the relevant authority has authorized and committed to funding the project, and it is probable that the project will be completed and the software will be used as intended. We stop capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. In January 2025, the Company completed an assessment of the useful life of its capitalized software development costs, resulting in an increase in the estimated useful life of capitalized software development costs from two to three years. This change in accounting estimate was effective beginning fiscal year 2025. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in our consolidated statements of operations.
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
Interest Rate Risk
As of December 31, 2025, we had $0.3 billion in cash equivalents, and $4.1 billion in marketable securities, which consisted of corporate debt securities, commercial paper, certificates of deposit, U.S. government treasury securities, and U.S. government agency securities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of December 31, 2025, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
In December 2024, we issued $1.0 billion aggregate principal amount of the 2029 Notes. The fair value of the 2029 Notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the 2029 Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price declines. The interest and market value changes affect the fair value of the 2029 Notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the 2029 Notes at face value less unamortized issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. All of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, France, and Ireland. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. For the fiscal year 2025, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results.

Item 8. Financial Statements and Supplementary Data
DATADOG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Datadog, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Datadog, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated balance sheets, statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
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
February 18, 2026
We have served as the Company's auditor since 2016.

DATADOG, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$401,305	$1,246,983
Marketable securities	4,073,531	2,942,076
Accounts receivable, net of allowance for credit losses of $19,292 and $16,302 as of December 31, 2025 and 2024, respectively	741,262	598,919
Deferred contract costs, current	76,022	56,095
Prepaid expenses and other current assets	90,160	67,042
Total current assets	5,382,280	4,911,115
Property and equipment, net	338,093	226,970
Operating lease assets	214,674	172,512
Goodwill	530,568	360,381
Intangible assets, net	14,968	3,711
Deferred contract costs, non-current	126,708	86,573
Other assets	36,553	24,077
TOTAL ASSETS	$6,643,844	$5,785,339
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$148,791	$107,731
Accrued expenses and other current liabilities	209,595	127,136
Operating lease liabilities, current	39,369	31,970
Convertible senior notes, net, current	—	634,023
Deferred revenue, current	1,193,646	961,853
Total current liabilities	1,591,401	1,862,713
Operating lease liabilities, non-current	256,187	196,905
Convertible senior notes, net, non-current	983,449	979,282
Deferred revenue, non-current	68,711	22,693
Other liabilities	11,890	9,383
Total liabilities	2,911,638	3,070,976
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of December 31, 2025 and 2024; 328,117,781 and 316,787,538 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3	3
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of December 31, 2025 and 2024; 24,408,190 and 25,331,244 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	3,579,010	2,689,013
Accumulated other comprehensive income (loss)	15,404	(4,701)
Retained earnings	137,789	30,048
Total stockholders’ equity	3,732,206	2,714,363
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,643,844	$5,785,339
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Revenue	$3,427,158	$2,684,275	$2,128,359
Cost of revenue	686,957	515,531	409,908
Gross profit	2,740,201	2,168,744	1,718,451
Operating expenses:
Research and development	1,548,451	1,152,703	962,447
Sales and marketing	956,423	756,605	609,276
General and administrative	279,700	205,152	180,192
Total operating expenses	2,784,574	2,114,460	1,751,915
Operating (loss) income	(44,373)	54,284	(33,464)
Other income:
Interest expense	(11,059)	(7,068)	(6,302)
Interest income and other income, net	182,453	156,724	100,001
Other income, net	171,394	149,656	93,699
Income before provision for income taxes	127,021	203,940	60,235
Provision for income taxes	19,280	20,194	11,667
Net income	$107,741	$183,746	$48,568
Net income attributable to common stockholders	$107,741	$183,746	$48,568
Basic net income per share	$0.31	$0.55	$0.15
Diluted net income per share	$0.31	$0.52	$0.14
Weighted average shares used in calculating basic net income per share:	347,309	336,172	324,033
Weighted average shares used in calculating diluted net income per share:	363,472	358,636	350,292
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$107,741	$183,746	$48,568
Other comprehensive income (loss):
Foreign currency translation adjustments	13,178	(5,153)	1,050
Unrealized gain on available-for-sale marketable securities	6,927	2,670	9,154
Other comprehensive income (loss)	20,105	(2,483)	10,204
Comprehensive income	$127,846	$181,263	$58,772
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2022	319,189,843	$3	$1,625,190	$(12,422)	$(202,266)	$1,410,505
Issuance of common stock upon exercise of stock options	6,455,931	—	20,924	—	—	20,924
Vesting of restricted and performance stock units	4,794,318	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	122,224	—	1,886	—	—	1,886
Issuance of common stock under the Employee Stock Purchase Plan	517,430	—	37,370	—	—	37,370
Stock-based compensation	—	—	495,897	—	—	495,897
Change in accumulated other comprehensive income	—	—	—	10,204	—	10,204
Net income	—	—	—	—	48,568	48,568
BALANCE—December 31, 2023	331,079,746	$3	$2,181,267	$(2,218)	$(153,698)	$2,025,354
Issuance of common stock upon exercise of stock options	5,123,239	—	7,444	—	—	7,444
Vesting of restricted and performance stock units	5,329,642	—	—	—	—	—
Issuance (retirement) of restricted shares of common stock from acquisitions	136,906	—	3,705	—	—	3,705
Issuance of common stock under the Employee Stock Purchase Plan	449,249	—	43,686	—	—	43,686
Stock-based compensation	—	—	583,488	—	—	583,488
Equity component of 2029 Convertible Senior Notes, net	—	—	(83,813)	—	—	(83,813)
Purchases of capped calls related to 2029 Convertible Senior Notes	—	—	(100,900)	—	—	(100,900)
Settlement of capped calls related to 2025 Convertible Senior Notes	—	—	54,136	—	—	54,136
Change in accumulated other comprehensive loss	—	—	—	(2,483)	—	(2,483)
Net income	—	—	—	—	183,746	183,746
BALANCE—December 31, 2024	342,118,782	$3	$2,689,013	$(4,701)	$30,048	$2,714,363
Issuance of common stock upon exercise of stock options	3,478,500	—	6,175	—	—	6,175
Vesting of restricted and performance stock units	5,595,469	—	—	—	—	—
Issuance (retirement) of restricted shares of common stock from acquisitions	770,044	—	53,038	—	—	53,038
Issuance of common stock under the Employee Stock Purchase Plan	569,345	—	56,816	—	—	56,816
Stock-based compensation	—	—	774,125	—	—	774,125
Settlement of capped calls related to 2025 Convertible Senior Notes	(6,169)	—	(157)	—	—	(157)
Change in accumulated other comprehensive income	—	—	—	20,105	—	20,105
Net income	—	—	—	—	107,741	107,741
BALANCE—December 31, 2025	352,525,971	$3	$3,579,010	$15,404	$137,789	$3,732,206
See accompanying notes to consolidated financial statements.

DATADOG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,741	$183,746	$48,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,756	54,933	44,465
Accretion of discounts on marketable securities	(44,516)	(51,932)	(41,621)
Amortization of issuance costs	5,602	3,761	3,388
Net loss on conversion inducement and capped call settlement	—	599	—
Amortization of deferred contract costs	66,773	52,047	39,207
Stock-based compensation, net of amounts capitalized	750,671	570,336	482,300
Non-cash lease expense	35,451	27,263	26,382
Allowance for credit losses on accounts receivable	17,024	14,847	11,933
Loss on disposal of property and equipment	2,141	1,660	706
Changes in operating assets and liabilities:
Accounts receivable, net	(157,368)	(104,485)	(121,661)
Deferred contract costs	(126,836)	(76,048)	(69,481)
Prepaid expenses and other current assets	(21,299)	(26,654)	(13,508)
Other assets	(3,806)	(1,003)	1,018
Accounts payable	36,628	25,610	57,773
Accrued expenses and other liabilities	52,889	(1,626)	(40,489)
Deferred revenue	273,284	197,549	230,974
Net cash provided by operating activities	1,050,135	870,603	659,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(3,599,841)	(2,653,242)	(2,558,013)
Maturities of marketable securities	2,487,657	2,018,832	1,864,557
Proceeds from sale of marketable securities	31,104	201	36,995
Purchases of property and equipment	(49,578)	(34,719)	(27,586)
Capitalized software development costs	(85,840)	(60,781)	(34,820)
Cash paid for acquisition of businesses; net of cash acquired	(117,982)	(7,131)	(12,498)
Net cash used in investing activities	(1,334,480)	(736,840)	(731,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,438	7,444	20,909
Proceeds from issuance of common stock under the employee stock purchase plan	56,816	43,686	37,370
Proceeds from issuance of 2029 Convertible Senior Notes, net of issuance costs	(190)	978,881	—
Proceeds from settlement of capped calls related to 2025 Convertible Senior Notes	—	54,725	—
Purchase of capped calls related to 2029 Convertible Senior Notes	—	(100,900)	—
Repayments of 2025 Convertible Senior Notes	(635,547)	(196,753)	—
Net cash (used in) provided by financing activities	(572,483)	787,083	58,279

Effect of exchange rate changes on cash and cash equivalents	11,150	(4,202)	1,183

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(845,678)	916,644	(11,949)
CASH AND CASH EQUIVALENTS—Beginning of period	1,246,983	330,339	342,288
CASH AND CASH EQUIVALENTS—End of period	$401,305	$1,246,983	$330,339

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$17,649	$20,993	$16,505

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$7,270	$4,922	$7,046
Stock-based compensation included in capitalized software development costs	$23,454	$13,152	$13,597
Issuance of restricted shares of common stock for the acquisition of businesses	$53,038	$3,705	$1,886
Acquisition holdback	$16,072	$3,148	$750
See accompanying notes to consolidated financial statements.

DATADOG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Description of Business
Datadog, Inc. (“Datadog” or the “Company”) was incorporated in the State of Delaware on June 4, 2010. The Company is the AI-powered observability and security platform for cloud applications. The Company’s SaaS platform integrates and automates infrastructure monitoring, application performance monitoring, log management, user experience monitoring, cloud security, service management, and many other capabilities to provide unified, real-time observability and security of its customers’ entire technology stack. The Company is headquartered in New York City and has various other global office locations.
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
Convertible Senior Notes
On December 12, 2024, the Company issued $1.0 billion aggregate principal amount of the “2029 Notes”.
The 2029 Notes are classified as non-current liabilities until the reporting period date is within one year of maturity of the 2029 Notes or when the Company has received a redemption request, but settlement will occur after the reporting period date.
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
Advertising Costs
Advertising costs are expensed as incurred and were approximately $36.7 million, $30.0 million and $21.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in sales and marketing expense in the accompanying consolidated statement of operations.
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
Geographical Information - Long-Lived Assets
As of December 31, 2025, and 2024, 80% and 76% of the Company’s long-lived assets were located in the United States and 20% and 24% were located outside of the United States, primarily in EMEA, respectively.

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
Internal-Use Software Development Costs
The Company capitalizes qualifying internal-use software development costs related to its cloud platform. The costs consist of personnel costs (including related benefits and stock-based compensation) that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, (2) management with the relevant authority has authorized and committed to funding the project, and it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post implementation operating activities are expensed as incurred.
Capitalized costs are included in property and equipment. These costs are amortized over the estimated useful life of the software, which is 3 years, on a straight-line basis, which represents the manner in which the expected benefit will be derived. In January 2025, the Company completed an assessment of the useful life of its capitalized software development costs, resulting in an increase in the estimated useful life of capitalized software development costs from two to three years. This change in accounting estimate was effective beginning fiscal year 2025. The amortization of costs related to the platform applications is included in cost of revenue and sales and marketing expense based on an allocation between paid customer accounts and free customer accounts not generating revenue.
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

Computers and equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or useful life of asset
Capitalized software development costs	3 years
Developed technology	3 years
Customer relationships	4 years
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
Goodwill is not amortized but rather tested for impairment at least annually on October 1, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the quantitative assessment results in the carrying value exceeding the fair value, in which case an impairment charge is recorded to the extent the carrying value exceeds the fair value. The Company did not recognize any impairment of goodwill during the years ended December 31, 2025, 2024 or 2023.
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
Net Income Per Share Attributable to Common Stockholders
Basic net income per share is computed by dividing net income by the weighted-average number of shares of Class A common stock and Class B common stock (together “common stock”) outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share by application of the two-class method. During the periods when the Company is in a net loss position, the net loss attributable to common stockholders was not allocated to the unvested common stock under the two-class method as these securities do not have a contractual obligation to share in the Company’s losses.
Accounting Pronouncements Recently Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”), which intends to increase the transparency of income tax disclosures. Under the new guidance, entities must categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. For public business entities, it is effective for annual periods beginning after December 15, 2024, and interim periods beginning after December 15, 2025, with early adoption permitted. The Company adopted this standard on a prospective basis in its consolidated financial statements for the year ended December 31, 2025. Refer to Note 14, Income Taxes, to the consolidated financial statements for further details.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU No. 2025-05"), which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance is effective for annual periods, including interim reporting periods, beginning after December 15, 2025, on a prospective basis. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topics 270): Narrow-Scope Improvements ("ASU No. 2025-11"), which amends guidance related to interim financial reporting. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheet as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$2,577,421	$6,103	$(131)	$2,583,393
U.S. government treasury securities	693,907	1,993	(6)	695,894
Commercial paper	599,663	304	—	599,967
Certificates of deposit	192,685	99	—	192,784
U.S. government agency securities	1,490	3	—	1,493
Marketable securities	$4,065,166	$8,502	$(137)	$4,073,531

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$1,893,599	$4,243	$(1,801)	$1,896,041
U.S. government treasury securities	466,765	484	(789)	466,460
Commercial paper	390,058	241	(16)	390,283
Certificates of deposit	187,711	113	(22)	187,802
U.S. government agency securities	1,490	—	—	1,490
Marketable securities	$2,939,623	$5,081	$(2,628)	$2,942,076
Interest receivable of $33.6 million and $26.8 million is included in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2025 and 2024, respectively. The Company did not recognize an allowance for credit losses against interest receivable as of December 31, 2025 and 2024 because such potential losses were not material.
As of December 31, 2025, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$2,546,806
Due in one year through five years	1,526,725
Total	$4,073,531
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

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of December 31, 2025 and 2024, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$311,106	$—	$—	$311,106
Commercial paper	—	29,879	—	29,879
Corporate debt securities	—	1,524	—	1,524
Marketable Securities:
Corporate debt securities	—	2,583,393	—	2,583,393
U.S. government treasury securities	—	695,894	—	695,894
Commercial paper	—	599,967	—	599,967
Certificates of deposit	—	192,784	—	192,784
U.S. government agency securities	—	1,493	—	1,493
Total financial assets	$311,106	$4,104,934	$—	$4,416,040

	Fair Value Measurement as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$1,193,927	$—	$—	$1,193,927
Commercial paper	—	9,088	—	9,088
Corporate debt securities	—	2,502	—	2,502
Marketable Securities:
Corporate debt securities	—	1,896,041	—	1,896,041
U.S. government treasury securities	—	466,460	—	466,460
Commercial paper	—	390,283	—	390,283
Certificates of deposit	—	187,802	—	187,802
U.S. government agency securities	—	1,490	—	1,490
Total financial assets	$1,193,927	$2,953,666	$—	$4,147,593
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

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Computers and equipment	$63,146	$46,155
Furniture and fixtures	28,319	20,752
Leasehold improvements	99,009	67,855
Capitalized software development costs	329,117	285,015
Total property and equipment	$519,591	$419,777
Less: accumulated depreciation and amortization	(181,498)	(192,807)
Total property and equipment, net	$338,093	$226,970
As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Internal-Use Software Development Costs, the Company capitalizes costs related to the development of computer software for internal-use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $49.2 million, $48.5 million, and $35.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
6. Acquisitions, Intangible Assets and Goodwill
2025 Acquisitions
During the year ended December 31, 2025, the Company entered into three purchase agreements for acquisitions of businesses, each of which was accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company does not consider the acquisitions to be material, individually or in aggregate. The total purchase price in aggregate of $178.4 million consisted of $109.3 million in cash payments, net of cash acquired, $16.1 million of deferred acquisition holdback payments and the issuance of 770,044 restricted shares of Class A common stock. The total purchase price was allocated to intangible assets in the amount of $17.6 million and goodwill in the amount of $163.1 million based on the respective estimated fair values. The purchase price allocations are preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the 12 month measurement period, if necessary. The resulting goodwill from the agreements is not deductible for income tax purposes. Pro forma results of operations from the acquisitions have not been presented because they were not material to the consolidated results of operations.
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

Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$14,539	$(4,420)	$10,119	3 years
Customer relationships	5,800	(951)	4,849	4 years
Total	$20,339	$(5,371)	$14,968

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$10,918	$(7,432)	$3,486	3 years
Customer relationships	3,300	(3,075)	225	4 years
Total	$14,218	$(10,507)	$3,711
Intangible amortization expense was approximately $6.5 million, $6.4 million and $8.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization of developed technology and customer relationships are included in cost of revenue and sales and marketing expense, respectively, on the Company’s consolidated statement of operations.
As of December 31, 2025, future amortization expense by year is expected to be as follows (in thousands):

Amount
2026	$6,128
2027	5,583
2028	2,758
2029	499
Total	$14,968
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2024	$360,381
2025 Acquisitions	163,102
Foreign currency translation adjustments	7,085
Balance as of December 31, 2025	$530,568

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued compensation and commissions	$109,765	$71,746
Other tax liability and sales tax	52,934	28,639
Other accrued expenses	46,896	26,751
Total accrued expenses and other current liabilities	$209,595	$127,136

Due to the timing of when invoices are received, payables for cloud hosting and infrastructure expenses are included within accounts payable on the consolidated balance sheets, amounting to $122.7 million and $93.4 million as of December 31, 2025 and 2024, respectively.
8. Convertible Senior Notes
2025 Convertible Senior Notes
On June 2, 2020, the Company issued $747.5 million aggregate principal amount of the “2025 Notes” in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). The total net proceeds from the sale of the 2025 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $730.2 million. The 2025 Notes bore interest at a rate of 0.125% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The 2025 Notes matured on June 15, 2025.
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
During the three months ended December 31, 2025, the conditional conversion features of the 2029 Notes were not triggered. Therefore the 2029 Notes are not convertible, in whole or in part, at the option of the holders between January 1, 2026 through March 31, 2026. As of December 31, 2025, the 2029 Notes were classified as non-current liabilities on the Company's consolidated balance sheet.
The Company may not redeem the 2029 Notes prior to December 6, 2027. The Company may redeem for cash all or any portion of the 2029 Notes, at its option, on or after December 6, 2027 if the last reported sale price of its Class A common stock was at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.
The net carrying amount of the Notes was as follows (in thousands):

	December 31, 2025	December 31, 2024
2025 Notes:
Principal	$—	$635,448
Unamortized debt issuance costs	—	(1,425)
Net carrying amount	$—	$634,023
2029 Notes:
Principal	$1,000,000	$1,000,000
Unamortized debt issuance costs	(16,551)	(20,718)
Net carrying amount	$983,449	$979,282
As of December 31, 2025, the total estimated fair value of the 2029 Notes was approximately $1.0 billion. The fair value was determined based on the closing trading price or quoted market price per $100 of the 2029 Notes as of the last day of trading for the period. The fair value of the 2029 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates and has been classified as level 2 in the fair value hierarchy.
Issuance costs were amortized to interest expense over the contractual terms of the 2025 Notes at an effective interest rate of 0.59%. Issuance costs are being amortized to interest expense over the contractual terms of the 2029 Notes at an effective interest rate of 0.43%.
The following table sets forth the interest expense related to the 2025 Notes and the 2029 Notes for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense	$—	$926	$934
Amortization of issuance costs	5,602	3,761	3,388
Total	$5,602	$4,687	$4,322
Capped Calls
In connection with the pricing of the 2025 Notes and the 2029 Notes, the Company entered into privately negotiated capped call transactions with certain option counterparties (the “Capped Calls”). The initial strike price of each of the Capped Calls corresponds to the initial conversion price of each of the Notes. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the relevant Notes, with such offset subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured.
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
9. Commitments and Contingencies
The Company enters into non-cancelable purchase commitments and operating leases in the normal course of business. Non-cancelable purchase commitments for business operations and operating lease obligations total $1.4 billion and $375.2 million, respectively, as of December 31, 2025, due primarily over the next 5 years. Purchase commitments for business operations are primarily related to cloud hosting and other software-based services.
The Company also issued long-term debt to finance the business. The principal payments related to the 2029 Notes are $1.0 billion.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for administrative costs of the 401(k) plan and makes matching contributions to the 401(k) plan. For the years ended December 31, 2025, 2024, and 2023, the Company incurred expense of $9.3 million, $8.5 million, and $6.3 million for matching contributions, respectively.
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
10. Leases
The Company has entered into various non-cancelable operating leases for its facilities expiring through 2036. Certain lease agreements contain an option for the Company to renew a lease for a term of up to three years or an option to terminate a lease early within one year. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.
Rent expense for the years ended December 31, 2025, 2024 and 2023 was $68.2 million, $49.5 million, and $43.5 million, respectively.
Sub-lease income is recorded as a credit to rent expense. The Company recorded an immaterial amount of sub-lease income for the years ended December 31, 2025, 2024 and 2023.
The components of lease cost recognized within the Company’s consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost (1)	$54,607	$42,855	$34,670
Short-term lease cost	13,591	6,624	8,797
_____________________
1)Includes non-cash lease expense of $35.5 million, $27.3 million, and $26.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities	$33,818	$18,538	$13,273
Operating lease assets obtained in exchange for new lease liabilities	75,254	75,177	61,594
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
2026	$57,189
2027	58,543
2028	49,567
2029	46,516
2030	46,964
Thereafter	116,461
Total lease payments	$375,240
Less: imputed interest	(79,684)
Present value of lease liabilities	$295,556
As of December 31, 2025, the Company had various operating leases that had not yet commenced, which are excluded from the table above. The operating leases will commence between fiscal years 2026 and 2027 with total undiscounted future payments of $245.6 million and a weighted-average lease term of 9.1 years.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

	December 31,
	2025	2024
Weighted average remaining lease term (years)	6.9	6.8
Weighted average discount rate	6.61%	6.69%

11. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2025	2024	2023
North America (1)	$2,433,083	$1,874,321	$1,487,319
International	994,075	809,954	641,040
Total	$3,427,158	$2,684,275	$2,128,359

1)Includes revenue from the United States of $2,320.3 million, $1,785.5 million, and $1,411.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Other than the United States, no other individual country accounted for 10% or more of total revenue for the years ended December 31, 2025, 2024, or 2023.
Accounts Receivable
As of December 31, 2025 and 2024, unbilled accounts receivable of approximately $127.0 million and $77.0 million, respectively, was included in accounts receivable on the Company’s consolidated balance sheets.
During the years ended December 31, 2025 and 2024, the Company charged $14.1 million and $9.3 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Deferred Revenue and Remaining Performance Obligations
Revenue recognized during the years ended December 31, 2025, 2024 and 2023 which was included in the deferred revenue balances at the beginning of each respective period, was $953.1 million, $759.7 million, and $525.5 million.
As of December 31, 2025, and 2024, the aggregate transaction price allocated to remaining performance obligations was $3,461.2 million and $2,273.1 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Deferred Contract Costs
Deferred contract costs on the Company’s consolidated balance sheets were $202.7 million and $142.7 million as of December 31, 2025 and 2024, respectively. Amortization expense was $66.8 million, $52.0 million and $39.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
During the year ended December 31, 2025, 2,223,914 shares of Class B common stock were converted into Class A common stock.
As of December 31, 2025, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each at a par value per share of $0.00001, of which 328,117,781 shares of Class A common stock and 24,408,190 shares of Class B common stock were issued and outstanding.
As of December 31, 2025 and 2024, the Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2025	2024
Options, RSUs and PSUs outstanding	20,174,662	20,759,819
Shares available for future grants	92,889,210	84,272,083
Shares subject to the employee stock purchase plan	23,194,449	20,342,607
Total shares of common stock reserved for future issuance	136,258,321	125,374,509
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Company's initial public offering (“the IPO”), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of December 31, 2025, there were 3,460,167 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any other committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and performance stock units (“PSUs”) and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants, and advisors of the Company. As of December 31, 2025, there were 92,889,210 shares available for grant under the 2019 Plan.
Stock Options
The following table summarizes the Company's stock option activity and weighted-average exercise prices:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance—December 31, 2024	6,953,119	$4.55	3.0	$961,910
Options granted	—	—
Options exercised	(3,478,500)	1.84
Options forfeited or expired	—	—
Balance—December 31, 2025	3,474,619	$7.26	3.0	$447,294
Exercisable—December 31, 2025	3,474,619	$7.26	3.0	$447,294
As of December 31, 2025, there were 14,452 shares of Class A common stock and 3,460,167 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2024, there were 17,795 shares of Class A common stock and 6,935,324 shares of Class B common stock issuable upon the exercise of options outstanding.
Approximately all compensation cost related to unvested stock options was recognized as of December 31, 2025 and December 31, 2024.
There were no options granted during the years ended December 31, 2025, 2024 and 2023. The Company received approximately $6.4 million, $7.4 million and $20.9 million in cash proceeds from options exercised during the years ended December 31, 2025, 2024 and 2023, respectively. The intrinsic value of options exercised during the years ended

December 31, 2025, 2024 and 2023 was approximately $429.8 million, $628.8 million and $565.9 million, respectively. The aggregate fair value of options vested was insignificant for the years ended December 31, 2025 and 2024, and was $12.5 million for the year ended December 31, 2023.
Restricted Stock Units, Restricted Stock and Performance Stock Units
The following table summarizes the activity for the Company’s unvested RSUs and PSUs:

	Shares	Weighted-Average Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested and outstanding balance as of December 31, 2024	13,806,700	$116.09	$1,972,839
Awarded	9,951,174	128.13
Vested	(5,595,469)	113.50
Forfeited/canceled	(1,462,362)	116.34
Unvested and outstanding balance as of December 31, 2025	16,700,043	$124.10	$2,271,039
The Company issued a total of 770,044 shares of restricted Class A common stock in connection with acquisitions, net of shares retired, during the year ended December 31, 2025, which are subject to service-based vesting conditions which do not exceed four years from the respective grant dates.
Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $1,717.2 million and $1,378.1 million as of December 31, 2025 and December 31, 2024, respectively. The weighted-average period over which the unvested RSUs and restricted shares of common stock will be recognized is 2.8 years as of December 31, 2025 and December 31, 2024.
Total compensation cost related to unvested PSUs not yet recognized was approximately $82.8 million and $52.3 million as of December 31, 2025, and December 31, 2024, respectively. The weighted-average period over which the unvested PSUs will be recognized is 1.3 years and 1.3 years as of December 31, 2025, and December 31, 2024, respectively.
Stock-Based Compensation
Stock-based compensation was included in the consolidated statement of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$29,729	$26,221	$17,578
Research and development	469,526	363,301	313,096
Sales and marketing	156,472	122,079	101,937
General and administrative	94,944	58,735	49,689
Stock-based compensation, net of amounts capitalized	750,671	570,336	482,300
Capitalized stock-based compensation	23,454	13,152	13,597
Total stock-based compensation	$774,125	$583,488	$495,897
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

The Company recognized $20.8 million, $15.3 million, and $16.0 million of stock-based compensation expense related to the ESPP during the years ended December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025 and 2024, $11.9 million and $8.3 million, respectively, has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions.
During the years ended December 31, 2025, 2024, and 2023, the Company issued 569,345, 449,249, and 517,430 shares of Class A common stock under the ESPP, respectively. As of December 31, 2025, 23,194,449 shares of Class A common stock remain available for grant under the ESPP.
Total compensation cost related to the ESPP not yet recognized was approximately $11.3 million and $7.0 million as of December 31, 2025 and 2024, respectively. The weighted average period over which this compensation cost will be recognized is 0.4 years as of December 31, 2025 and 2024, respectively.
13. Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest income	$194,424	$155,321	$103,459
Other (loss) income, net	(11,971)	1,403	(3,458)
Interest income and other income, net	$182,453	$156,724	$100,001

14. Income Taxes
Income Taxes—For financial reporting purposes, income before income taxes, includes the following components (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$88,617	$178,694	$42,811
Foreign	38,404	25,246	17,424
Income before income taxes	$127,021	$203,940	$60,235
Total income taxes allocated to operations for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

2025	Current	Deferred	Total
Federal	$(2,938)	$—	$(2,938)
State	408	—	408
Foreign	23,050	(1,240)	21,810
Total	$20,520	$(1,240)	$19,280

2024	Current	Deferred	Total
Federal	$4,690	$—	$4,690
State	3,321	—	3,321
Foreign	14,586	(2,403)	12,183
Total	$22,597	$(2,403)	$20,194

2023	Current	Deferred	Total
Federal	$(261)	$—	$(261)
State	2,551	—	2,551
Foreign	10,262	(885)	9,377
Total	$12,552	$(885)	$11,667

Tax Rate Reconciliation—Income tax expense was $19.3 million for the year ended December 31, 2025, and differed from the amount computed by applying the U.S. federal statutory income tax rate of 21% to pretax income from operations. The reconciliation of these amounts is presented in the table below, which has been prepared in accordance with the disclosure guidance of ASU 2023-09 (in thousands):

	Year Ended December 31,
	2025
	Amount	Percent
U.S. Federal Statutory Tax Rate	$26,674	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	323	0.25%
Foreign Tax Effects
Brazil
Income tax from withholding	10,077	7.93%
Other	3,092	2.43%
Effect of Cross-Border Tax Laws
Global intangible low-taxed income (GILTI)	2,131	1.68%
Other	1,010	0.80%
Tax Credits
U.S. R&D tax credits	(24,537)	(19.32)%
U.S. Foreign tax credits	(19,019)	(14.97)%
Changes in Valuation Allowances	66,813	52.60%
Nontaxable or Nondeductible items
Section 162(m) adjustment	16,680	13.13%
Share-based compensation
Other non-deductible share-based payments	4,802	3.78%
Non-US share-based payment disallowance	30,902	24.33%
Deductible share based-payments	(100,215)	(78.90)%
Meals and entertainment	3,182	2.51%
Other	593	0.47%
Other Adjustments	(3,228)	(2.54)%
Effective Tax Rate	$19,280	15.18%
(1)MN & TX state taxes contribute to the majority (greater than 50 percent) of the tax effect in this category for 2025
The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
Income tax expense at federal statutory rate	$42,827	$12,650
Meals and entertainment	2,782	1,957
State taxes (net of federal benefit)	2,644	1,090
Net change in valuation allowance	86,556	68,770
Uncertain tax positions	(60)	(94)
U.S. tax costs on international operations	(4,729)	(1,920)
Prior year NOL balance adjustment	2,433	—
Foreign taxes	6,280	5,106
Share based compensation deductions	(123,773)	(80,119)
Section 162(m) adjustment	17,435	10,335
Return to provision	(27)	(3,335)
U.S. R&D tax credits	(14,119)	(2,973)
Other	1,945	200
Total	$20,194	$11,667

Income Tax Payments
Disclosed below is a summary of income taxes, net of refunds, paid by individual jurisdictions equaling 5% or more of the total for the year ended December 31, 2025, presented in accordance with the disclosure requirements of ASU 2023-09 (in thousands):

Income taxes paid
United States - Federal	$4,049
United States - State and local	1,797
Foreign
Brazil	5,949
Netherlands	968
Other	4,886
Total income taxes paid	$17,649
For the year ended December 31, 2025, the Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company recorded a full valuation allowance against substantially all of its net deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.
The Company is subject to tax laws in the United States and numerous foreign jurisdictions. The United States and many international legislative and regulatory bodies continually propose and enact legislation that could significantly impact how U.S. multinational corporations are taxed. The Company is closely monitoring proposed legislation and its potential impact.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA permanently extends certain provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation for certain qualified property, and reverses the requirement to capitalize and amortize domestic research and experimentation (“R&E”) expenses. As a result, for tax years beginning after December 31, 2024, taxpayers may deduct such expenses in the year incurred. The legislation also introduced an election to accelerate any unamortized domestic R&E expenditures over a one- or two-year period beginning with the 2025 tax year and includes modifications to the international tax framework. The OBBBA also includes modifications to the international tax framework. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. In accordance with ASC 740, Accounting for Income Taxes, the Company has reflected the effects of the OBBBA in its financial statements for the year ended December 31, 2025. The enactment of the OBBBA reduced the Company’s U.S. income tax expense for 2025. The legislation did not impact the Company’s U.S. net deferred tax assets or liabilities, as a full valuation allowance continues to be maintained against those balances.

Components of Deferred Taxes—The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are presented below (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$115,543	$22,804
U.S. R&D tax credits net of uncertain tax positions	131,656	102,903
Stock-based compensation	68,230	55,275
Section 174 capitalization	220,486	285,198
Lease liability	58,239	45,865
Other	61,311	57,042
Total deferred tax assets	$655,465	$569,087
Less: valuation allowance	(543,147)	(488,866)
Deferred tax assets, net of valuation allowance	$112,318	$80,221
Deferred tax liabilities:
Commissions	(50,111)	(35,593)
Right of use asset	(39,814)	(33,554)
Fixed Assets	(16,742)	(7,261)
Total deferred tax liabilities	$(106,667)	$(76,408)
Deferred tax assets, net	$5,651	$3,813
The Company accounts for income taxes using an asset and liability method and deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The Company’s deferred tax assets and liabilities consist primarily of basis differences for financial reporting and tax purposes of certain assets and liabilities as well as income tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the weight of all available evidence, which includes the historical operating performance and the Company's cumulative losses when considering permanent tax adjustments, management does not believe as of December 31, 2025 and 2024 that it is more likely than not that the Company will realize its U.S. deferred tax assets. As a result, a valuation allowance of $543.1 million and $488.9 million has been provided at December 31, 2025 and 2024, respectively. The valuation allowance changed by $54.3 million and $167.3 million at December 31, 2025 and 2024, respectively.
At December 31, 2025, the Company has net operating loss carryforwards for federal tax purposes of approximately $340.2 million, which is available to offset federal taxable income. For the year ending December 31, 2024, the Company utilized all of its net operating loss carryforwards for federal tax purposes except for acquired losses, offset against its federal taxable income for the year. The Company also has historically acquired losses for which it is evaluating the feasibility of future utilization under IRC section 382. U.S. Federal net operating losses generated after December 31, 2017 have an indefinite carryforward period but are subject to an 80% of taxable income limitation after December 31, 2020. The Company has approximately $474.2 million and $263.0 million of net operating loss carryforwards as of December 31, 2025 and 2024, respectively for various state tax purposes. The state net operating loss carryforwards will begin to expire in 2028, if not utilized.
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
The following table shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2025, 2024 and 2023 (in thousands):

	December 31,
	2025	2024	2023
Beginning balance	$25,729	$59	$106
Increase of current year tax positions	18,156	25,729	—
(Decrease) of prior year tax positions due to lapse of statute of limitations	—	(59)	(47)
Ending balance	$43,885	$25,729	$59
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate would be $0.0 million for the year ended December 31, 2025 due to the excess of deferred tax attributes.
The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense. The total amount of interest and penalties associated with unrecognized income tax benefits is $0.0 million and $0.0 million for the years ended December 31, 2025 and 2024.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in various international jurisdictions. Tax years 2022 and forward generally remain open for examination for federal and state tax purposes. To the extent utilized in future years’ tax returns, net operating loss carryforwards generated in 2025 will remain subject to examination until the respective tax year is closed.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Net income	$99,843	$7,898	$169,503	$14,243	$44,684	$3,884
Denominator:
Weighted average shares used in calculating net income per share, basic	321,848	25,461	310,113	26,059	298,116	25,918
Basic net income per share	$0.31	$0.31	$0.55	$0.55	$0.15	$0.15

Diluted net income per share:
Numerator:
Allocation of distributed income, net of interest expense and related tax	$103,313	$8,173	$173,585	$14,586	$44,684	$3,884
Reallocation of undistributed income as a result of conversion of Class B to Class A shares	8,173	—	14,586	—	3,884	—
Allocation of undistributed income	$111,486	$8,173	$188,171	$14,586	$48,568	$3,884
Denominator:
Number of shares used in basic calculation	321,848	25,461	310,113	26,059	298,116	25,918
Weighted average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	25,461	—	26,059	—	25,918	—
Employee stock options	4,432	—	9,128	—	14,828	—
Employee stock purchase plan	44	—	25	—	15	—
Restricted stock units and performance stock units	5,071	—	4,701	—	2,731	—
Unvested restricted stock in connection with acquisitions	383	—	327	—	586	—
Shares issuable upon conversion of the 2025 Notes	1,637	—	8,032	—	8,098	—
Shares issuable upon conversion of the 2029 Notes	4,596	—	251	—	—	—
Number of shares used in diluted calculation	363,472	25,461	358,636	26,059	350,292	25,918
Diluted net income per share	$0.31	$0.32	$0.52	$0.56	$0.14	$0.15
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Shares subject to outstanding stock options and RSUs	648	350	2,248
Unvested early exercised stock options and restricted shares of common stock	—	—	31
Shares subject to the employee stock purchase plan	—	15	—
Total	648	365	2,279

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Datadog, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Datadog, Inc. and its subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
February 18, 2026

Item 9B. Other Information
Trading Arrangements
During the three months ended December 31, 2025, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted written plans intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the sale of the Company’s securities as set forth in the table below.

Name	Position	Action	Date	Total Shares of Class A Common Stock to be Sold	Expiration Date

Julie Richardson	Director	Adoption	November 7, 2025	4,865	December 31, 2026
Amit Agarwal (1)	Director	Adoption	December 8, 2025	200,000	March 19, 2027
Kerry Acocella	General Counsel and Secretary	Adoption	December 11, 2025	69,379 (2)	December 31, 2026
Sean Walters	Chief Revenue Officer	Adoption	December 12, 2025	183,046 (2)	June 30, 2027
David Obstler	Chief Financial Officer	Adoption	December 14, 2025	75,000	March 31, 2027
Olivier Pomel	Chief Executive Officer	Modification (3)	December 15, 2025	1,525,692 (4)	February 18, 2027
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
(3)Represents a modification under Rule 10b5-1(c)(1)(iv) of a Rule 10b5-1 trading plan adopted on September 15, 2025, which did not result in any change to the total number of shares to be sold under the plan.
(4)Approximately 509,000 shares will be sold in sell-to-cover transactions intended to satisfy tax withholding obligations and exercise costs realized upon the exercise of stock options.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than as set forth below) will be included in the proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, or the 2026 Proxy Statement, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

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
(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Datadog, Inc.	8-K	001-39051	3.1	September 23, 2019

3.2	Amended and Restated Bylaws of Datadog, Inc.	10-Q	001-39051	3.2	August 9, 2023

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-233428	4.1	September 9, 2019

4.2	Description of Securities.	10-K	001-39051	4.2	February 25, 2020

4.3	Indenture, dated December 12, 2024, between Datadog, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-39051	4.1	December 12, 2024

4.4	Form of Global Note representing Datadog, Inc.’s 0.00% Convertible Senior Notes due 2029.	8-K	001-39051	4.1	December 12, 2024

10.1#	Datadog, Inc. 2012 Equity Incentive Plan, and terms of agreements thereunder.	S-1	333-233428	10.2	August 23, 2019

10.2#	Datadog, Inc. 2019 Equity Incentive Plan and terms of agreements thereunder.	S-1/A	333-233428	10.3	September 9, 2019

10.3#	Datadog, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233428	10.4	September 9, 2019

10.4#	Performance Stock Units (PSU) Grant Notice and Award Agreement.	10-Q	001-39051	10.1	August 8, 2022

10.5#	Form of Indemnity Agreement entered into by and between Datadog, Inc. and each director and executive officer.	S-1/A	333-233428	10.5	September 9, 2019

10.6#	Offer Letter, by and between Datadog, Inc. and Olivier Pomel, dated May 20, 2011.	S-1/A	333-233428	10.6	September 9, 2019

10.7#	Offer Letter, by and between Datadog, Inc. and David Obstler, dated August 28, 2018.	S-1/A	333-233428	10.7	September 9, 2019

10.8#	Offer Letter, by and between Datadog, Inc. and Alexis Lê-Quôc, dated May 20, 2011.	10-Q	001-39051	10.1	May 7, 2021

10.9#	Offer Letter, by and between Datadog, Inc. and Adam Blitzer, dated April 23, 2021.	10-Q	001-39051	10.1	May 6, 2022

10.10#	Amended Offer Letter, by and between Datadog, Inc. and Sean Walters, dated January 5, 2022.	10-K	001-39051	10.12	February 24, 2023

10.11#	Amended Offer Letter, by and between Datadog, Inc. and Yanbing Li, dated June 27, 2024.	10-K	001-39051	10.12	February 20, 2025

10.12	Agreement of Sub-Sub-Sublease, by and between Datadog, Inc. and Ideeli Inc., dated April 14, 2016.	S-1	333-233428	10.9	August 23, 2019

10.13	Agreement of Sub-Sublease, by and between Datadog, Inc. and BT Americas Inc., dated September 18, 2017.	S-1	333-233428	10.10	August 23, 2019

10.14#	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39051	10.1	August 9, 2023

10.15#	Form of Change of Control and Severance Agreement.	S-1/A	333-233428	10.13	September 9, 2019

10.16	Form of Confirmation for Capped Call Transaction.	8-K	001-39051	99.1	December 12, 2024

10.17	Agreement of Sublease, by and between Datadog, Inc. and Clearbridge Investments, LLC, dated July 9, 2020.	10-K	001-39051	10.14	March 1, 2021

10.18	Lease, by and between Datadog, Inc. and FC Eighth Ave., LLC, dated July 28,2022.	10-Q	001-39051	10.2	August 8, 2022

19.1	Insider Trading Policy.	10-K	001-39051	19.1	February 20, 2025

21.1	List of Subsidiaries of Datadog, Inc.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation.	10-K	001-39051	97.1	February 23, 2024

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

DATADOG, INC.

Date: February 18, 2026	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director
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

Signature	Title	Date

/s/ Olivier Pomel	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2026
Olivier Pomel

/s/ David Obstler	Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2026
David Obstler

/s/ Alexis Le-Quôc	Chief Technology Officer and Director	February 18, 2026
Alexis Le-Quôc

/s/ Amit Agarwal	Director	February 18, 2026
Amit Agarwal

/s/ Michael Callahan	Director	February 18, 2026
Michael Callahan

/s/ Titi Cole	Director	February 18, 2026
Titi Cole

/s/ Dev Ittycheria	Director	February 18, 2026
Dev Ittycheria

/s/ Matthew Jacobson	Director	February 18, 2026
Matthew Jacobson

/s/ Julie Richardson	Director	February 18, 2026
Julie Richardson

/s/ Shardul Shah	Director	February 18, 2026
Shardul Shah

/s/ Ami Vora	Director	February 18, 2026
Ami Vora