Form 10-Q
period 2026-03-31
Datadog, Inc.
filed 2026-05-07
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-39051
_________________________________________________________
Datadog, Inc.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________

Nevada	27-2825503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, there were 330,825,798 shares of the registrant’s Class A common stock and 25,134,391 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DATADOG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$426,360	$401,305
Marketable securities	4,332,257	4,073,531
Accounts receivable, net of allowance for credit losses of $21,188 and $19,292 as of March 31, 2026 and December 31, 2025, respectively	680,434	741,262
Deferred contract costs, current	81,687	76,022
Prepaid expenses and other current assets	104,468	90,160
Total current assets	5,625,206	5,382,280
Property and equipment, net	378,944	338,093
Operating lease assets	213,260	214,674
Goodwill	540,543	530,568
Intangible assets, net	14,929	14,968
Deferred contract costs, non-current	136,264	126,708
Other assets	42,866	36,553
TOTAL ASSETS	$6,952,012	$6,643,844
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$174,801	$148,791
Accrued expenses and other current liabilities	208,549	209,595
Operating lease liabilities, current	41,401	39,369
Deferred revenue, current	1,231,152	1,193,646
Total current liabilities	1,655,903	1,591,401
Operating lease liabilities, non-current	259,155	256,187
Convertible senior notes, net, non-current	984,496	983,449
Deferred revenue, non-current	50,918	68,711
Other liabilities	13,318	11,890
Total liabilities	2,963,790	2,911,638
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 330,573,793 and 328,117,781 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	3
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 25,271,775 and 24,408,190 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	3,801,272	3,579,010
Accumulated other comprehensive (loss) income	(3,416)	15,404
Retained earnings	190,363	137,789
Total stockholders’ equity	3,988,222	3,732,206
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,952,012	$6,643,844
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$1,006,426	$761,553
Cost of revenue	209,228	157,628
Gross profit	797,198	603,925
Operating expenses:
Research and development	435,298	341,061
Sales and marketing	279,823	214,291
General and administrative	74,750	60,993
Total operating expenses	789,871	616,345
Operating income (loss)	7,327	(12,420)
Other income:
Interest expense	(3,119)	(2,963)
Interest income and other income, net	54,722	47,179
Other income, net	51,603	44,216
Income before provision for income taxes	58,930	31,796
Provision for income taxes	6,356	7,154
Net income	$52,574	$24,642
Net income attributable to common stockholders	$52,574	$24,642
Basic net income per share	$0.15	$0.07
Diluted net income per share	$0.15	$0.07
Weighted average shares used in calculating basic net income per share:	353,272	343,097
Weighted average shares used in calculating diluted net income per share:	364,731	363,078
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$52,574	$24,642
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,032)	3,106
Unrealized (loss) gain on available-for-sale marketable securities	(11,761)	2,933
Unrealized loss on cash flow hedges	(3,027)	—
Other comprehensive (loss) income	(18,820)	6,039
Comprehensive income	$33,754	$30,681
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2025	352,525,971	$3	$3,579,010	$15,404	$137,789	$3,732,206
Issuance of common stock upon exercise of stock options	1,293,916	—	9,715	—	—	9,715
Vesting of restricted and performance stock units	1,891,445	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	134,236	—	6,517	—	—	6,517
Stock-based compensation	—	—	206,030	—	—	206,030
Change in accumulated other comprehensive loss	—	—	—	(18,820)	—	(18,820)
Net income	—	—	—	—	52,574	52,574
BALANCE—March 31, 2026	355,845,568	$3	$3,801,272	$(3,416)	$190,363	$3,988,222

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2024	342,118,782	$3	$2,689,013	$(4,701)	$30,048	$2,714,363
Issuance of common stock upon exercise of stock options	1,316,133	—	1,703	—	—	1,703
Vesting of restricted and performance stock units	1,475,894	—	—	—	—	—
Stock-based compensation	—	—	169,927	—	—	169,927
Change in accumulated other comprehensive income	—	—	—	6,039	—	6,039
Net income	—	—	—	—	24,642	24,642
BALANCE—March 31, 2025	344,910,809	$3	$2,860,643	$1,338	$54,690	$2,916,674

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,574	$24,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,923	11,255
Accretion of discounts on marketable securities	(11,880)	(10,370)
Amortization of issuance costs	1,047	1,819
Amortization of deferred contract costs	20,325	14,853
Stock-based compensation, net of amounts capitalized	196,841	164,265
Non-cash lease expense	9,073	8,389
Allowance for credit losses on accounts receivable	4,953	4,520
Loss on disposal of property and equipment	1,134	(145)
Changes in operating assets and liabilities:
Accounts receivable, net	55,874	104,227
Deferred contract costs	(35,545)	(21,519)
Prepaid expenses and other current assets	(14,445)	(10,263)
Other assets	(522)	(1,217)
Accounts payable	21,500	(10,712)
Accrued expenses and other liabilities	(3,877)	5,648
Deferred revenue	19,647	(13,851)
Net cash provided by operating activities	334,622	271,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,304,965)	(970,302)
Maturities of marketable securities	1,046,415	555,938
Proceeds from sale of marketable securities	(57)	(76)
Purchases of property and equipment	(11,358)	(8,748)
Capitalized software development costs	(34,173)	(18,402)
Cash paid for acquisition of businesses; net of cash acquired	(10,660)	(1,818)
Net cash used in investing activities	(314,798)	(443,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,711	1,673
Repayments of 2025 Convertible Senior Notes	—	(20)
Net cash provided by financing activities	9,711	1,653

Effect of exchange rate changes on cash and cash equivalents	(4,480)	3,085

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,055	(167,129)
CASH AND CASH EQUIVALENTS—Beginning of period	401,305	1,246,983
CASH AND CASH EQUIVALENTS—End of period	$426,360	$1,079,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$17,172	$3,658

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$8,963	$4,542
Stock-based compensation included in capitalized software development costs	$9,189	$5,662
Issuance of restricted shares of common stock for the acquisition of businesses	$6,517	$—
Acquisition holdback	$1,614	$50
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Description of Business
Datadog, Inc. (“Datadog” or the “Company”) was incorporated in the State of Delaware on June 4, 2010. On April 21, 2026, the Company completed its conversion from a corporation organized under the laws of the State of Delaware to a corporation organized under the laws of the State of Nevada.
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
The unaudited condensed consolidated financial statements include the accounts of Datadog, Inc. and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any other interim period or for any other future year. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 18, 2026 (the “Annual Report”).
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
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

Derivative Financial Instruments
The Company utilizes foreign currency forward contracts to reduce the volatility in cash flows associated with forecasted operating expenses denominated in currencies other than the U.S. dollar. These foreign currency forward contracts are designated as cash flow hedges. The Company does not enter into derivative instruments for trading or speculative purposes. Changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the same period in which the underlying hedged transactions affect earnings, generally within operating expenses. In the event the underlying forecasted transactions do not occur, or it becomes probable that they will not occur within the designated hedge period, the related gains or losses are reclassified into earnings. The Company formally designates and documents hedging relationships at inception and assesses hedge effectiveness at inception and on a quarterly basis thereafter. Cash flows at settlement of such foreign currency forward contracts are classified in the same category as the cash flows from the underlying hedged forecasted transactions.
Accounting Pronouncements Recently Adopted
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU No. 2025-05"), which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance is effective for annual periods, including interim reporting periods, beginning after December 15, 2025, on a prospective basis, with early adoption permitted. The Company adopted this standard on a prospective basis for interim and annual periods beginning January 1, 2026. The adoption of this guidance did not have a material impact on the consolidated financial statements.
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

3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$2,386,236	$1,630	$(3,751)	$2,384,115
Commercial paper	817,510	77	(506)	817,081
U.S. government treasury securities	803,020	560	(1,334)	802,246
Certificates of deposit	327,392	70	(138)	327,324
U.S. government agency securities	1,490	1	—	1,491
Marketable securities	$4,335,648	$2,338	$(5,729)	$4,332,257

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$2,577,421	$6,103	$(131)	$2,583,393
U.S. government treasury securities	693,907	1,993	(6)	695,894
Commercial paper	599,663	304	—	599,967
Certificates of deposit	192,685	99	—	192,784
U.S. government agency securities	1,490	3	—	1,493
Marketable securities	$4,065,166	$8,502	$(137)	$4,073,531
As of March 31, 2026, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$2,902,501
Due in one year through five years	1,429,756
Total	$4,332,257
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

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$369,785	$—	$—	$369,785
Commercial paper	—	15,058	—	15,058
Corporate debt securities	—	4,442	—	4,442
Marketable securities:
Corporate debt securities	—	2,384,115	—	2,384,115
Commercial paper	—	817,081	—	817,081
U.S. government treasury securities	—	802,246	—	802,246
Certificates of deposit	—	327,324	—	327,324
U.S. government agency securities	—	1,491	—	1,491
Derivative assets—included in prepaid expenses and other current assets:
Cash flow hedges	—	39	—	39
Total financial assets	$369,785	$4,351,796	$—	$4,721,581

Liabilities:
Derivative liabilities—included in accrued expenses and other current liabilities:
Cash flow hedges	$—	$3,067	$—	$3,067
Total liabilities	$—	$3,067	$—	$3,067

	Fair Value Measurement as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$311,106	$—	$—	$311,106
Commercial paper	—	29,879	—	29,879
Corporate debt securities	—	1,524	—	1,524
Marketable securities:
Corporate debt securities	—	2,583,393	—	2,583,393
U.S. government treasury securities	—	695,894	—	695,894
Commercial paper	—	599,967	—	599,967
Certificates of deposit	—	192,784	—	192,784
U.S. government agency securities	—	1,493	—	1,493
Total financial assets	$311,106	$4,104,934	$—	$4,416,040
The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents. The Company uses quoted prices in active markets for assets to determine the fair value of its Level 1 investments in money market funds. The Company classifies its commercial paper, corporate debt securities, certificates of deposit, U.S. government treasury securities, Non-U.S. government securities, and cash flow hedges within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

In addition to its cash equivalents and marketable securities, the Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the convertible senior notes to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 8, Convertible Senior Notes, to the condensed consolidated financial statements for further details.
5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Computers and equipment	$67,484	$63,146
Furniture and fixtures	28,804	28,319
Leasehold improvements	108,381	99,009
Capitalized software development costs	376,290	329,117
Total property and equipment	$580,959	$519,591
Less: accumulated depreciation and amortization	(202,015)	(181,498)
Total property and equipment, net	$378,944	$338,093
The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $16.3 million and $10.1 million for the three months ended March 31, 2026 and 2025, respectively.
6. Acquisitions, Intangible Assets and Goodwill
2026 Acquisitions
During the quarter ended March 31, 2026, the Company entered into two purchase agreements for acquisitions of businesses, each of which was accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company does not consider the acquisitions to be material, individually or in aggregate. The resulting goodwill from each of the agreements is not deductible for income tax purposes. Pro forma results of operations from these acquisitions have not been presented because they were not material to the consolidated results of operations.
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

Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$16,139	$(5,701)	$10,438	3 years
Customer relationships	5,800	(1,309)	4,491	4 years
Total	$21,939	$(7,010)	$14,929

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$14,539	$(4,420)	$10,119	3 years
Customer relationships	5,800	(951)	4,849	4 years
Total	$20,339	$(5,371)	$14,968
Intangible amortization expense was approximately $1.6 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2026	$4,976
2027	6,117
2028	3,292
2029	544
Total	$14,929
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2025	$530,568
2026 acquisitions	11,289
Foreign currency translation adjustments	(1,314)
Balance as of March 31, 2026	$540,543

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation and commissions	$105,988	$109,765
Other tax liability and sales tax	51,156	52,934
Other accrued expenses	51,405	46,896
Total accrued expenses and other current liabilities	$208,549	$209,595
Due to the timing of when invoices are received, payables for cloud hosting and infrastructure expenses are included within accounts payable on the condensed consolidated balance sheets, amounting to $96.3 million and $122.7 million as of March 31, 2026 and December 31, 2025, respectively.
8. Convertible Senior Notes
2025 Convertible Senior Notes
On June 2, 2020, the Company issued $747.5 million aggregate principal amount of the “2025 Notes.” The 2025 Notes bore interest at a rate of 0.125% per year. The total net proceeds from the sale of the 2025 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $730.2 million. The 2025 Notes matured on June 15, 2025. The remaining $634.1 million aggregate principal amount of the 2025 Notes were converted prior to maturity and in connection with such conversions, the Company delivered $634.1 million in cash and issued 1,354,569 shares of the Company's Class A common stock to converting note holders.
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
During the three months ended March 31, 2026, the conditional conversion features of the 2029 Notes were not triggered. Therefore the 2029 Notes are not convertible, in whole or in part, at the option of the holders between April 1, 2026 through June 30, 2026. As of March 31, 2026, the 2029 Notes were classified as non-current liabilities on the Company's condensed consolidated balance sheet.
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
The net carrying amount of the 2029 Notes was as follows (in thousands):

	March 31, 2026	December 31, 2025
Convertible senior notes, net:
Principal	$1,000,000	$1,000,000
Unamortized debt issuance costs	(15,504)	(16,551)
Net carrying amount	$984,496	$983,449
As of March 31, 2026, the total estimated fair value of the 2029 Notes was approximately $969.5 million. The fair value was determined based on the closing trading price or quoted market price per $100 of the 2029 Notes as of the last day of trading for the period. The fair value of the 2029 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates and has been classified as level 2 in the fair value hierarchy.
Issuance costs were being amortized to interest expense over the contractual terms of the 2025 Notes at an effective interest rate of 0.59%. Issuance costs are being amortized to interest expense over the contractual terms of the 2029 Notes at an effective interest rate of 0.43%.
The following table sets forth the interest expense related to the 2025 and 2029 Notes for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$—	$199
Amortization of issuance costs	1,047	1,819
Total	$1,047	$2,018
Capped Calls
In connection with the pricing of the 2029 Notes, the Company entered into privately negotiated capped call transactions with certain option counterparties (the “Capped Calls”). The initial strike price of each of the Capped Calls corresponds to the initial conversion price of the 2029 Notes. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2029 Notes, with such offset subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the 2029 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured.
The following table sets forth key terms and costs incurred for the Capped Calls related to the 2029 Notes (in millions, except per share amounts):

2029 Notes
Initial strike price per share, subject to certain adjustments	$217.60
Initial cap price per share, subject to certain adjustments	$322.38
Net cost incurred	$100.9
Common stock covered, subject to anti-dilution adjustments	4.6
In connection with the maturity of the 2025 Notes, the Company issued 1,354,569 shares to holders of the 2025 Notes that converted prior to maturity and received 1,360,738 shares from the relevant option counterparties upon settlement of the Capped Calls relating to the 2025 Notes.
9. Commitments and Contingencies
Non-cancelable Material Commitments—During the three months ended March 31, 2026, other than certain non-cancelable operating leases described in Note 10, Leases, there have been no other material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the Annual Report.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for administrative costs of the 401(k) plan and makes matching contributions to the 401(k) plan. For the three months ended March 31, 2026 and 2025, the Company incurred expense of $2.5 million and $2.1 million, respectively, for matching contributions.
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
10. Leases
The Company has entered into various non-cancelable operating leases for its facilities expiring between 2026 and 2036. Certain lease agreements contain an option for the Company to renew a lease for a term of up to three years or an option to terminate a lease early within one year. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.
The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost (1)	$14,175	$13,055
Short-term lease cost	4,589	2,757

1)Includes non-cash lease expense of $9.1 million and $8.4 million for the three months ended March 31, 2026 and 2025, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities	$12,937	$10,611
Operating lease assets obtained in exchange for new lease liabilities	8,914	37,769
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2026	$44,313
2027	59,568
2028	51,685
2029	48,792
2030	49,097
Thereafter	128,348
Total lease payments	$381,803
Less: imputed interest	(81,247)
Present value of lease liabilities	$300,556
As of March 31, 2026, the Company had various operating leases that had not yet commenced, which are excluded from the table above. The operating leases will commence between fiscal years 2026 and 2027 with total undiscounted future payments of $221.6 million and a weighted-average lease term of 9.1 years.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

March 31, 2026
Weighted-average remaining lease term (years)	6.9
Weighted-average discount rate	6.67%
11. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2026	2025
North America (1)	$723,933	$533,815
International	282,493	227,738
Total	$1,006,426	$761,553

1)Includes revenue from the United States of $692.7 million and $508.5 million for the three months ended March 31, 2026 and 2025, respectively.

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
Revenue recognized during the three months ended March 31, 2026 and 2025, which was included in the deferred revenue balances at the beginning of each such period, was $560.3 million and $425.3 million, respectively.
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of March 31, 2026 and December 31, 2025, the aggregate transaction price allocated to remaining performance obligations was $3,484.4 million and $3,461.2 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Accounts Receivable
Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. During the three months ended March 31, 2026 and 2025, the Company charged $3.3 million and $3.1 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of March 31, 2026 and December 31, 2025, unbilled accounts receivable of approximately $134.1 million and $127.0 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.
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
Deferred contract costs on the Company’s condensed consolidated balance sheets were $218.0 million and $202.7 million as of March 31, 2026 and December 31, 2025, respectively. Amortization expense was $20.3 million and $14.9 million for the three months ended March 31, 2026 and 2025, respectively.
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
During the three months ended March 31, 2026, 304,491 shares of Class B common stock were converted into Class A common stock.
As of March 31, 2026, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each with a par value of $0.00001 per share, of which 330,573,793 shares of Class A common stock and 25,271,775 shares of Class B common stock were issued and outstanding.

Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Company’s initial public offering of Class A common stock (the “IPO”), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of March 31, 2026, there were 2,166,251 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants and advisors of the Company. As of March 31, 2026, there were 108,289,634 shares available for grant under the 2019 Plan.
Stock Options
The following table summarizes the Company’s stock option activity and weighted-average exercise prices:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance—December 31, 2025	3,474,619	$7.26	3.0	$447,294
Options granted	—	—
Options exercised	(1,293,916)	7.34
Options forfeited or expired	—	—
Balance—March 31, 2026	2,180,703	$7.21	2.8	$241,704
Exercisable—March 31, 2026	2,180,703	$7.21	2.8	$241,704
As of March 31, 2026, there were 14,452 shares of Class A common stock and 2,166,251 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2025, there were 14,452 shares of Class A common stock and 3,460,167 shares of Class B common stock issuable upon the exercise of options outstanding.
There were no options granted during the three months ended March 31, 2026 and 2025. The Company received approximately $9.7 million and $1.7 million in cash proceeds from options exercised during the three months ended March 31, 2026 and 2025, respectively. The intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was approximately $127.5 million and $168.4 million, respectively.
Restricted Stock Units, Restricted Stock and Performance Stock Units
The following table summarizes the activity for the Company’s unvested RSUs and PSUs:

	Shares	Weighted- Average Grant Date Fair Value
Unvested and outstanding balance as of December 31, 2025	16,700,043	$124.10
Awarded	2,602,673	121.33
Vested	(1,891,445)	108.10
Forfeited/canceled	(376,799)	127.67
Unvested and outstanding balance as of March 31, 2026	17,034,472	125.38
The Company granted 134,236 restricted shares of Class A common stock in connection with acquisitions during the three months ended March 31, 2026.
Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $1,817.0 million and $1,717.2 million as of March 31, 2026 and December 31, 2025, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares of common stock will be recognized is 2.9 years and 2.8 years as of March 31, 2026 and December 31, 2025, respectively.

Total compensation cost related to unvested PSUs not yet recognized was approximately $63.2 million and $82.8 million as of March 31, 2026 and December 31, 2025, respectively. The weighted-average period over which this compensation cost related to unvested PSUs will be recognized is 1.4 years and 1.3 years as of March 31, 2026 and December 31, 2025, respectively.
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
The Company recognized $7.2 million of stock-based compensation expense related to the ESPP during the three months ended March 31, 2026. As of March 31, 2026, $31.6 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. There were no purchases related to ESPP in the three months ended March 31, 2026. As of March 31, 2026, 26,719,708 shares of Class A common stock remain available for grant under the ESPP.
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

Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$8,558	$6,651
Research and development	123,671	105,735
Sales and marketing	42,298	34,125
General and administrative	22,314	17,754
Stock-based compensation, net of amounts capitalized	196,841	164,265
Capitalized stock-based compensation expense	9,189	5,662
Total stock-based compensation expense	$206,030	$169,927
13. Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest income	$49,229	$50,727
Other income (loss), net	5,493	(3,548)
Interest income and other income, net	$54,722	$47,179
14. Income Taxes
The Company recorded a provision for income taxes of $6.4 million and $7.2 million for the three months ended March 31, 2026 and 2025, respectively. The Company has generated U.S. operating income and has minimal profits in its foreign jurisdictions during the quarter.
The Company’s effective tax rate was 10.79% and 22.50% for the three months ended March 31, 2026 and March 31, 2025, respectively. The effective tax rate differs from the U.S. federal statutory rate primarily due to the impact of a full valuation allowance on U.S. deferred tax assets, the favorable effects of the One Big Beautiful Bill Act (“OBBBA”), and withholding taxes in certain foreign jurisdictions.
The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve for each of the three months ended March 31, 2026 and 2025. There were no material changes to the Company's unrecognized tax benefits during the three months ended March 31, 2026. The Company’s policy is to recognize interest and penalties related to uncertain income tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA permanently extends certain provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation for certain qualified property, and reverses the requirement to capitalize and amortize domestic research and experimentation (“R&E”) expenses. As a result, for tax years beginning after December 31, 2024, taxpayers may deduct such expenses in the year incurred. The legislation also introduced an election to accelerate any unamortized domestic R&E expenditures over a one- or two-year period beginning with the 2025 tax year and includes modifications to the international tax framework. The OBBBA also includes modifications to the international tax framework. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. In accordance with ASC 740, Accounting for Income Taxes, the Company has reflected the effects of the OBBBA in its financial statements for the quarter ended March 31, 2026. The enactment of the OBBBA reduced the Company’s forecasted U.S. income tax expense for 2026. The legislation did not impact the Company’s U.S. net deferred tax assets or liabilities, as a full valuation allowance continues to be maintained against those balances.

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
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2026		2025
Basic net income per share:	Class A	Class B	Class A	Class B
Numerator:
Net income	$48,893	$3,681	$22,808	$1,834
Denominator:
Weighted-average shares used in calculating net income per share, basic	$328,539	$24,733	$317,561	$25,536
Basic net income per share	$0.15	$0.15	$0.07	$0.07

Diluted net income per share:
Numerator:
Allocation of distributed income, net of interest expense and related tax	$49,625	$3,736	$24,101	$1,938
Reallocation of undistributed net income as a result of conversion of Class B to Class A shares	3,736	—	1,938	—
Allocation of undistributed income	$53,361	$3,736	$26,039	$1,938
Denominator:
Number of shares used in basic calculation	328,539	24,733	317,561	25,536
Weighted-average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	24,733	—	25,536	—
Employee stock options	2,771	—	5,961	—
Employee stock purchase plan	21	—	86	—
Restricted stock units and performance stock units	3,627	—	3,404	—
Unvested restricted stock in connection with acquisition	444	—	194	—
Shares issuable upon conversion of the 2025 Notes	—	—	5,740	—
Shares issuable upon conversion of the 2029 Notes	4,596	—	4,596	—
Number of shares used in diluted calculation	364,731	24,733	363,078	25,536
Diluted net income per share	$0.15	$0.15	$0.07	$0.08

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of March 31,
	2026	2025
Shares subject to outstanding stock options, RSUs and PSUs	4,359	2,868
Total	4,359	2,868
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
16. Derivative Financial Instruments
The Company’s derivative financial instruments consist of foreign currency forward contracts used to manage exposure to fluctuations in foreign currency exchange rates, which all have maturities of 12 months or less.
As of March 31, 2026, the Company had foreign currency forward contracts designated as cash flow hedges with total notional amounts of approximately $194.0 million. The notional amounts of derivative instruments represent the amount of foreign currency to be exchanged under the contracts and do not represent the Company’s exposure to credit or market risk.
As of March 31, 2026, an estimated ($3.0) million of net gains (losses) included in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months. Cash flows from the settlement of these contracts are classified in the same category as the underlying hedged transactions. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies and Note 4, Fair Value Measurements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or the Annual Report. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
As of March 31, 2026, we had $426.4 million in cash and cash equivalents and $4.3 billion in marketable securities. We generated revenue of $1,006.4 million and $761.6 million in the three months ended March 31, 2026 and 2025, respectively, representing year-over-year growth of 32%. Substantially all of our revenue is from subscription software sales. While we have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, we generated net income of $52.6 million and $24.6 million for the three months ended March 31, 2026 and 2025, respectively. Our operating cash flow was $334.6 million and $271.5 million for the three months ended March 31, 2026 and 2025, respectively. Our free cash flow was $289.1 million and $244.4 million for the three months ended March 31, 2026 and 2025, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
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

Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of March 31, 2026, we had approximately 33,200 customers spanning organizations of a broad range of sizes and industries, compared to approximately 30,500 as of March 31, 2025. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.
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

Expanding Within Our Existing Customer Base
Our base of customers represents a significant opportunity for further sales expansion. As of March 31, 2026, we had approximately 4,550 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 90% of our ARR, up from 3,770 customers as of March 31, 2025, representing 88% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of March 31, 2026, our trailing 12-month dollar-based net retention rate was low-120%'s. As of March 31, 2025, our trailing 12-month dollar-based net retention rate was high-110%'s. The increase in our trailing 12-month dollar-based net retention rate was attributable to increased usage growth from existing customers. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the trailing 12-month dollar-based net retention rate.
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

Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have demonstrated the success of our platform approach, through expansion beyond our initial infrastructure monitoring solution to include over 20 products. Approximately 85% of our customers were using two or more products as of March 31, 2026, up from approximately 83% a year earlier. Additionally, as of March 31, 2026, approximately 56% of our customers were using four or more products, up from approximately 51% a year earlier, approximately 35% of our customers were using six or more products, up from 28% a year earlier, approximately 20% of our customers were using eight or more products, up from 13% a year earlier; and approximately 11% of our customers were using ten or more products, up from 6% a year earlier. We believe these metrics indicate strong expansion of product adoption across our platform.
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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 28% and 30% of our total revenue for the three months ended March 31, 2026 and 2025, respectively. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in EMEA and APAC. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, primarily in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo.
Components of Results of Operations
Revenue
We generate revenue from the sale of subscriptions to customers using our cloud-based platform. The terms of our subscription agreements are primarily monthly, annual or multi-year, with the majority of our revenue coming from annual subscriptions. Our customers can enter into a subscription for a committed contractual amount of usage that is apportioned ratably on a monthly basis over the term of the subscription period, a subscription for a committed contractual amount of usage that is delivered as used, or a monthly subscription based on usage. To the extent that our customers’ usage exceeds the committed contracted amounts under their subscriptions, either on a monthly basis in the case of a ratable subscription or once the entire commitment is used in the case of a delivered-as-used subscription, they are charged for their incremental usage. Usage is measured on a per-unit basis, with the unit of measure differing for each product, based on the unit that, in working with customers and design partners, best indicates the value we deliver.
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
Other Income, (Loss), Net
Other income, (loss), net consists of interest income, primarily due to income earned on money market funds included in cash and cash equivalents and on marketable securities, partially offset by interest expense on the Notes and amortization of premiums on our marketable securities.
Provision for Income Taxes

Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We recorded a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$1,006,426	$761,553
Cost of revenue (1)(2)(3)	209,228	157,628
Gross profit	797,198	603,925
Operating expenses
Research and development (1)(3)	435,298	341,061
Sales and marketing (1)(2)(3)	279,823	214,291
General and administrative (1)(3)(4)	74,750	60,993
Total operating expenses	789,871	616,345
Operating income (loss)	7,327	(12,420)
Other income:
Interest expense (5)	(3,119)	(2,963)
Interest income and other income, net	54,722	47,179
Other income, net	51,603	44,216
Income before provision for income taxes	58,930	31,796
Provision for income taxes	6,356	7,154
Net income	$52,574	$24,642
_________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$8,558	$6,651
Research and development	123,671	105,735
Sales and marketing	42,298	34,125
General and administrative	22,314	17,754
Total	$196,841	$164,265
_________________
(2)Includes amortization of acquired intangibles expense as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$1,282	$894
Sales and marketing	358	203
Total	$1,640	$1,097
_________________
(3) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$188	$186
Research and development	11,276	9,582
Sales and marketing	1,895	1,570
General and administrative	3,635	2,225
Total	$16,994	$13,563
_________________
(4) Includes M&A transaction costs as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
General and administrative	$695	$—
_________________
(5) Includes amortization of issuance costs as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Interest expense	$1,047	$1,819
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(as a percentage of total revenue(1))
Revenue	100%	100%
Cost of revenue	21	21
Gross profit	79	79
Operating expenses
Research and development	43	45
Sales and marketing	28	28
General and administrative	7	8
Total operating expenses	78	81
Operating income (loss)	1	(2)
Other income:
Interest expense	0	0
Interest income and other income, net	5	6
Other income, net	5	6
Income before provision for income taxes	6	4
Provision for income taxes	1	1
Net income	5%	3%
(1)Certain items may not total due to rounding.
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(dollars in thousands)
Revenue	$1,006,426	$761,553	$244,873	32%
Revenue increased by $244.9 million, or 32%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Approximately 75% of the increase in revenue was attributable to growth from existing customers, and the remaining 25% was attributable to growth from new customers.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(dollars in thousands)
Cost of revenue	$209,228	$157,628	$51,600	33%
Gross margin	79%	79%
Cost of revenue increased by $51.6 million, or 33%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily due to an increase of $41.8 million in third-party cloud infrastructure hosting and software costs and an increase of $4.3 million in personnel costs including allocated overhead costs as a result of increased headcount.
Our gross margin remained flat for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily as a result of revenue growing in proportion to the growth of our third-party cloud infrastructure provider costs.
Research and Development

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(dollars in thousands)
Research and development	$435,298	$341,061	$94,237	28%
Percentage of revenue	43%	45%
Research and development expense increased by $94.2 million, or 28%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily due to an increase of $70.3 million in personnel costs including allocated overhead costs for our engineering, product and design teams as a result of increased headcount and an increase of $13.4 million in cloud infrastructure-related investments.
Sales and Marketing

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(dollars in thousands)
Sales and marketing	$279,823	$214,291	$65,532	31%
Percentage of revenue	28%	28%
Sales and marketing expense increased by $65.5 million, or 31%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily due to an increase of $53.7 million in personnel costs including allocated overhead costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $8.4 million in advertising, sales, marketing and promotional activities.

General and Administrative

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(dollars in thousands)
General and administrative	$74,750	$60,993	$13,757	23%
Percentage of revenue	7%	8%
General and administrative expense increased by $13.8 million, or 23%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily due to an increase of $11.5 million in personnel costs including allocated overhead costs as a result of increased headcount.
Other Income, Net

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(dollars in thousands)
Other income, net	$51,603	$44,216	$7,387	17%
Percentage of revenue	5%	6%
Other income, net increased by $7.4 million, or 17%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily driven by an increase of $9.0 million due to fluctuations related to foreign currency exchange rates, partially offset by a $1.5 million decrease in interest income, mainly due to income earned from investments in marketable securities.
Liquidity and Capital Resources
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, hosting expenses, facility expenses, and marketing expenses. We generated positive cash flows from operations during the three months ended March 31, 2026 and 2025. When assessing sources of liquidity, we also include cash and cash equivalents of $426.4 million and marketable securities of $4.3 billion as of March 31, 2026. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support our cash requirements for the next 12 months and beyond.
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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash provided by operating activities	$334,622	$271,541
Cash used in investing activities	(314,798)	(443,408)
Cash provided by financing activities	9,711	1,653
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2026 increased by $63.1 million compared to the three months ended March 31, 2025, primarily driven by an increase in non-cash charges of $44.8 million, an increase in deferred revenue of $33.5 million, and an increase in accounts payable of $32.2 million. The increase in non-cash charges related primarily to an increase of $32.6 million in stock-based compensation as we continued to increase headcount to support the growth of the business. The increase in cash provided by operating activities was partially offset by a decrease in accounts receivable of $48.4 million and an increase in deferred contract costs of $14.0 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 decreased by $128.6 million compared to the three months ended March 31, 2025, primarily driven by an increase in proceeds from maturities of marketable securities of $490.5 million. This decrease in cash used in investing activities was partially offset by an increase in purchases of marketable securities of $334.7 million and an increase in capitalized software development costs of $15.8 million.
Financing Activities
Net cash (used in) provided by financing activities for the three months ended March 31, 2026 increased $8.1 million compared to the three months ended March 31, 2025, primarily due to proceeds from the exercise of stock options of $8.0 million.
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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$334,622	$271,541
Less: Purchases of property and equipment	(11,358)	(8,748)
Less: Capitalized software development costs	(34,173)	(18,402)
Free cash flow	$289,091	$244,391
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
Interest Rate Risk
As of March 31, 2026, we had $389.3 million in cash equivalents and $4.3 billion in marketable securities, which consisted of corporate debt securities, commercial paper, certificates of deposit, U.S. government treasury securities, and U.S. government agency securities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of March 31, 2026, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
To mitigate a portion of our exposure to foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts to hedge certain forecasted cash flows denominated in foreign currencies. These contracts are designated as cash flow hedges and are intended to reduce the variability in operating expenses associated with changes in foreign exchange rates. We do not enter into foreign currency forward contracts for trading or speculative purposes.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, changes in trade policies, such as trade wars, tariffs or other trade restrictions or the threat of such actions, financial and credit market fluctuations, fluctuating inflation and interest rates, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, such as the conflicts in Ukraine and the Middle East, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. Such catastrophic and disruptive events have and may adversely affect workforces, economies and financial markets globally, leading to a reduction in the ability of, or the inability of, customers, partners, suppliers, vendors or other parties to meet their contractual obligations, and for a period of time, a reduction in customer spending on technology, and such conditions have and may reoccur in the future. For instance, there is currently significant uncertainty about trade policies, treaties, tariffs and taxes. Even in the absence of tariffs or other trade restrictions, the related uncertainty with respect to international trade may lead to continuing volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced usage and demand for our products. The war in Ukraine, conflicts in the Middle East and related political and economic responses such as sanctions imposed on Russia and Iran, may also exacerbate these issues and trends especially in these regions. In addition interest rates remain elevated, which may dampen economic growth and cause companies to moderate spending on information technology. These types of unfavorable conditions could disrupt the timing of and attendance at key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted, our marketing investments, sales pipeline and ability to generate new customers and sales of our products could be negatively and adversely affected. Our competitors, many of which are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. The increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $1,006.4 million and $761.6 million for the three months ended March 31, 2026 and 2025, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
Our future success depends in part on our ability to sell additional subscriptions and products to our existing customers, and our customers renewing their subscriptions when the contract term expires. The terms of our subscription agreements are primarily monthly or annual, with some quarterly, semiannual and multi-year. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Whether our customers renew or expand their subscriptions with us may be impacted by a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, or reductions in our customers’ spending on IT solutions or their spending levels generally. These factors may be exacerbated by unfavorable conditions in the economy, see “Risks Associated with our Growth—Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations” above. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. Certain customers and cohorts of customers in specific industries have or in the future may increase usage of our product and then seek to optimize their usage, renew their subscriptions on terms less favorable to us, or not renew their subscriptions, which may result in revenue volatility. For example, in prior periods customers in our cloud-native cohort, and more recently larger customers in our AI-native cohort, which cohort includes our largest customer and represented year-over-year revenue growth of high single digits for the quarter ended March 31, 2026, have rapidly increased their usage of our product and then optimized or may in the future optimize their usage or fail to renew their subscriptions. If our customers do not purchase additional subscriptions and products from us, reduce their usage, fail to renew their subscriptions or renew on different terms, our revenue and dollar-based net retention may decline and our business, financial condition and results of operations may be harmed.

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
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including changes under the U.S. Tax Cuts Jobs Act, the Inflation Reduction Act, and the One Big Beautiful Bill Act (OBBBA);
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
The OECD's Pillar Two model rules introduced a global minimum tax of 15%. These model rules have been adopted by various governments around the world, some of which are effective for tax periods beginning on or after December 31, 2024. On January 5, 2026, the OECD released new administrative guidance outlining a “side-by-side” arrangement that may exempt our U.S. operations from certain global minimum tax rules effective for fiscal years beginning on or after January 1, 2026. While this arrangement may provide relief for our U.S. operations, the broader adoption of Pillar Two rules globally could adversely affect our results of operations. There is no material impact on our financial statements for the tax period ending March 31, 2026.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 28% and 30% for the three months ended March 31, 2026 and 2025, respectively. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of March 31, 2026, approximately 44% of our full-time employees were located outside of the United States, 34% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
Our sales contracts are denominated in U.S. dollars, and therefore, our revenue is not directly subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products and platform capabilities to our customers outside of the United States, which could adversely affect our results of operations. In addition, an increasing amount of our operating expenses are incurred outside the United States. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. Although we have entered into and may in the future enter into hedging arrangements to manage foreign currency exchange rate fluctuations, such activity may not completely eliminate fluctuations in our operating results due to currency exchange rate changes. Hedging arrangements are inherently risky, and we have limited experience establishing hedging programs, which could expose us to additional risks that could adversely affect our results of operations.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2026, our outstanding shares of Class B common stock represented approximately 43% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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
Anti-takeover provisions in our charter documents and under Nevada law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.
Provisions in our articles of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our articles of incorporation and bylaws include provisions that:
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
•provide that our directors may be removed with or without cause upon the vote of at least 66 2/3% of our outstanding shares of voting stock entitled to vote thereon;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of voting stock entitled to vote thereon to amend our bylaws and certain provisions of our articles of incorporation.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. Any of the foregoing provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and such provisions could also deter potential acquirers of our company, thereby reducing the likelihood that holders of our Class A common stock would receive a premium for their shares of our Class A common stock in an acquisition.
Our articles of incorporation designates the Eighth Judicial Court of the State of Nevada in Clark County, Nevada and the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which could restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our articles of incorporation provides that the Eighth Judicial District Court of the State of Nevada in Clark County, Nevada is the exclusive forum for the following types of actions or proceedings under Nevada statutory or common law, unless the Company consents in writing to the selection of an alternative forum: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Nevada Revised Statutes ("NRS"), our articles of incorporation, or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. In addition, our articles of incorporation provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. Although NRS 78.046 permits the articles of incorporation or bylaws of a Nevada corporation to require, to the extent not inconsistent with any applicable jurisdictional requirements and the laws of the United States, that all or certain actions must be brought solely or exclusively in a specified court, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our articles of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

(a)Recent Sales of Unregistered Equity Securities
During the three months ended March 31, 2026, we issued 134,236 shares of Class A common stock as consideration in acquisitions. The issuance was deemed exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
(b) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended March 31, 2026, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, materially modified or terminated written plans intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the sale of the Company’s securities as set forth in the table below.

Name	Position	Action	Date	Total Shares of Class A Common Stock to be Sold	Expiration Date

David Galloreese	Chief People Officer	Adoption	March 6, 2026	10,210	May 28, 2027
David Obstler(1)	Chief Financial Officer	Modification	March 9, 2026	75,000	March 31, 2027
Amit Agarwal(2)	Director	Adoption	March 13, 2026	200,000	March 25, 2027
Michael Callahan(3)	Director	Adoption	March 13, 2026	175,000	March 12, 2027
(1) Represents a modification under Rule 10b5-1(c)(1)(iv) of a Rule 10b5-1 trading plan adopted on December 14, 2025, which did not result in any change to the total number of shares to be sold under or the expiration date of the plan.

(2) The shares will be sold under a Rule 10b5-1 trading plan by the Agarwal 2018 Family Trust.
(3) The shares will be sold under a Rule 10b5-1 trading plan by The Callahan-Thernstrom Family Trust.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Plan of Conversion of Datadog, Inc.	8-K		2.1	April 22, 2026
3.1	Articles of Incorporation of Datadog, Inc.	8-K		3.1	April 22, 2026
3.2	Bylaws of Datadog, Inc.	8-K		3.2	April 22, 2026
10.1	Datadog, Inc. Non-employee director compensation policy adopted: March 16, 2026			10.1		X
10.2	Form of Indemnification Agreement between Datadog, Inc., and its directors and officers.	8-K		10.1	April 22, 2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_________________

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATADOG, INC.

Date: May 7, 2026	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)