Form 10-Q
period 2026-06-30
Datadog, Inc.
filed 2026-08-06
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 334,904,614 shares of the registrant’s Class A common stock and 24,170,410 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DATADOG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$434,957	$401,305
Marketable securities	4,550,481	4,073,531
Accounts receivable, net of allowance for credit losses of $24,021 and $19,292 as of June 30, 2026 and December 31, 2025, respectively	827,345	741,262
Deferred contract costs, current	87,350	76,022
Prepaid expenses and other current assets	108,424	90,160
Total current assets	6,008,557	5,382,280
Property and equipment, net	409,634	338,093
Operating lease assets	206,037	214,674
Goodwill	706,721	530,568
Intangible assets, net	23,157	14,968
Deferred contract costs, non-current	145,028	126,708
Other assets	48,541	36,553
TOTAL ASSETS	$7,547,675	$6,643,844
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$313,529	$148,791
Accrued expenses and other current liabilities	230,548	209,595
Operating lease liabilities, current	44,218	39,369
Deferred revenue, current	1,286,690	1,193,646
Total current liabilities	1,874,985	1,591,401
Operating lease liabilities, non-current	248,038	256,187
Convertible senior notes, net, non-current	985,545	983,449
Deferred revenue, non-current	50,860	68,711
Other liabilities	21,087	11,890
Total liabilities	3,180,515	2,911,638
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 334,438,127 and 328,117,781 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	3
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 24,518,658 and 24,408,190 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	4,139,000	3,579,010
Accumulated other comprehensive (loss) income	(6,764)	15,404
Retained earnings	234,921	137,789
Total stockholders’ equity	4,367,160	3,732,206
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,547,675	$6,643,844
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,121,454	$826,760	$2,127,880	$1,588,313
Cost of revenue	240,113	165,978	449,341	323,606
Gross profit	881,341	660,782	1,678,539	1,264,707
Operating expenses:
Research and development	477,968	387,482	913,266	728,543
Sales and marketing	311,519	239,026	591,342	453,317
General and administrative	86,399	69,774	161,149	130,767
Total operating expenses	875,886	696,282	1,665,757	1,312,627
Operating income (loss)	5,455	(35,500)	12,782	(47,920)
Other income:
Interest expense	(3,255)	(3,075)	(6,374)	(6,038)
Interest income and other income, net	49,533	44,663	104,255	91,842
Other income, net	46,278	41,588	97,881	85,804
Income before provision for income taxes	51,733	6,088	110,663	37,884
Provision for income taxes	7,175	3,441	13,531	10,595
Net income	$44,558	$2,647	$97,132	$27,289
Net income attributable to common stockholders	$44,558	$2,647	$97,132	$27,289
Basic net income per share	$0.13	$0.01	$0.27	$0.08
Diluted net income per share	$0.12	$0.01	$0.27	$0.08
Weighted average shares used in calculating basic net income per share:	356,253	346,185	354,771	344,650
Weighted average shares used in calculating diluted net income per share:	371,023	358,725	368,271	361,289
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$44,558	$2,647	$97,132	$27,289
Other comprehensive (loss) income:
Foreign currency translation adjustments	2,277	6,791	(1,754)	9,897
Unrealized (loss) gain on available-for-sale marketable securities	(5,318)	158	(17,079)	3,091
Unrealized loss on cash flow hedges	(307)	—	(3,335)	—
Other comprehensive (loss) income	(3,348)	6,949	(22,168)	12,988
Comprehensive income	$41,210	$9,596	$74,964	$40,277
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
BALANCE—March 31, 2026	355,845,568	$3	$3,801,272	$(3,416)	$190,363	$3,988,222
Issuance of common stock upon exercise of stock options	570,343	—	2,718	—	—	2,718
Vesting of restricted and performance stock units	1,669,516	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	616,388	—	68,810	—	—	68,810
Issuance of common stock under the Employee Stock Purchase Plan	254,970	—	39,067	—	—	39,067
Stock-based compensation	—	—	227,133	—	—	227,133
Change in accumulated other comprehensive loss	—	—	—	(3,348)	—	(3,348)
Net income	—	—	—	—	44,558	44,558
BALANCE—June 30, 2026	358,956,785	$3	$4,139,000	$(6,764)	$234,921	$4,367,160

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
BALANCE—March 31, 2025	344,910,809	$3	$2,860,643	$1,338	$54,690	$2,916,674
Issuance of common stock upon exercise of stock options	1,395,407	—	1,609	—	—	1,609
Vesting of restricted and performance stock units	1,250,165	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	771,355	—	53,038	—	—	53,038
Issuance of common stock under the Employee Stock Purchase Plan	287,014	—	28,578	—	—	28,578
Stock-based compensation	—	—	186,419	—	—	186,419
Settlement of common stock in connection with the 2025 Convertible Senior Notes	(6,169)	—	(157)	—	—	(157)
Change in accumulated other comprehensive income	—	—	—	6,949	—	6,949
Net income	—	—	—	—	2,647	2,647
BALANCE—June 30, 2025	348,608,581	$3	$3,130,130	$8,287	$57,337	$3,195,757

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2025	352,525,971	$3	$3,579,010	$15,404	$137,789	$3,732,206
Issuance of common stock upon exercise of stock options	1,864,259	—	12,432	—	—	12,432
Vesting of restricted and performance stock units	3,560,961	—	—	—	—	—
Issuance of restricted shares of common stock for acquisitions	750,624	—	75,327	—	—	75,327
Issuance of common stock under the Employee Stock Purchase Plan	254,970	—	39,067	—	—	39,067
Stock-based compensation	—	—	433,164	—	—	433,164
Change in accumulated other comprehensive loss	—	—	—	(22,168)	—	(22,168)
Net income	—	—	—	—	97,132	97,132
BALANCE—June 30, 2026	358,956,785	$3	$4,139,000	$(6,764)	$234,921	$4,367,160

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2024	342,118,782	$3	$2,689,013	$(4,701)	$30,048	$2,714,363
Issuance of common stock upon exercise of stock options	2,711,540	—	3,312	—	—	3,312
Vesting of restricted and performance stock units	2,726,059	—	—	—	—	—
Issuance of restricted shares of common stock for acquisitions	771,355	—	53,038	—	—	53,038
Issuance of common stock under the Employee Stock Purchase Plan	287,014	—	28,578	—	—	28,578
Stock-based compensation	—	—	356,346	—	—	356,346
Settlement of common stock in connection with the 2025 Convertible Senior Notes	(6,169)	—	(157)	—	—	(157)
Change in accumulated other comprehensive income	—	—	—	12,988	—	12,988
Net income	—	—	—	—	27,289	27,289
BALANCE—June 30, 2025	348,608,581	$3	$3,130,130	$8,287	$57,337	$3,195,757
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,132	$27,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,412	24,077
Accretion of discounts on marketable securities	(24,360)	(21,297)
Amortization of issuance costs	2,096	3,510
Amortization of deferred contract costs	42,402	30,830
Stock-based compensation, net of amounts capitalized	417,093	344,727
Non-cash lease expense	18,590	17,390
Allowance for credit losses on accounts receivable	10,594	8,415
Loss on disposal of property and equipment	1,668	832
Changes in operating assets and liabilities:
Accounts receivable, net	(95,775)	(11,672)
Deferred contract costs	(72,050)	(45,820)
Prepaid expenses and other current assets	(15,175)	1,080
Other assets	(2,477)	(3,038)
Accounts payable	155,120	85,640
Accrued expenses and other liabilities	3,098	2,398
Deferred revenue	75,127	7,235
Net cash provided by operating activities	650,495	471,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(2,437,460)	(1,721,779)
Maturities of marketable securities	1,644,703	1,253,110
Proceeds from sale of marketable securities	323,089	13,136
Purchases of property and equipment	(21,247)	(23,900)
Capitalized software development costs	(61,452)	(37,952)
Cash paid for acquisition of businesses; net of cash acquired	(112,310)	(117,090)
Net cash used in investing activities	(664,677)	(634,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	12,465	3,358
Proceeds from issuance of common stock under the employee stock purchase plan	39,067	28,578
Proceeds from issuance of 2029 Convertible Senior Notes, net of issuance costs	—	(190)
Repayments of 2025 Convertible Senior Notes	—	(635,547)
Net cash provided by (used in) financing activities	51,532	(603,801)

Effect of exchange rate changes on cash and cash equivalents	(3,698)	8,727

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,652	(757,953)
CASH AND CASH EQUIVALENTS—Beginning of period	401,305	1,246,983
CASH AND CASH EQUIVALENTS—End of period	$434,957	$489,030

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$23,640	$11,306

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$14,062	$8,160
Stock-based compensation included in capitalized software development costs	$16,071	$11,619
Issuance of restricted shares of common stock for the acquisition of businesses	$75,327	$53,038
Acquisition holdback	$14,306	$16,072
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
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) ("ASU No. 2026-02"), to establish accounting guidance for environmental credits and environmental credit obligations, including their recognition, measurement, presentation, and disclosure. The guidance is effective for annual reporting periods, including interim reporting periods, beginning after December 15, 2027, with early adoption permitted. The guidance should be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$2,601,403	$710	$(5,147)	$2,596,966
Commercial paper	875,857	3	(754)	875,106
U.S. government treasury securities	760,773	51	(3,433)	757,391
Certificates of deposit	321,162	12	(156)	321,018
Marketable securities	$4,559,195	$776	$(9,490)	$4,550,481

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$2,577,421	$6,103	$(131)	$2,583,393
U.S. government treasury securities	693,907	1,993	(6)	695,894
Commercial paper	599,663	304	—	599,967
Certificates of deposit	192,685	99	—	192,784
U.S. government agency securities	1,490	3	—	1,493
Marketable securities	$4,065,166	$8,502	$(137)	$4,073,531
As of June 30, 2026, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$2,874,704
Due in one year through five years	1,675,777
Total	$4,550,481
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

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$286,722	$—	$—	$286,722
Commercial paper	—	45,230	—	45,230
Corporate debt securities	—	4,680	—	4,680
Marketable securities:
Corporate debt securities	—	2,596,966	—	2,596,966
Commercial paper	—	875,106	—	875,106
U.S. government treasury securities	—	757,391	—	757,391
Certificates of deposit	—	321,018	—	321,018
Derivative assets—included in prepaid expenses and other current assets:
Cash flow hedges	—	63		63
Total financial assets	$286,722	$4,600,454	$—	$4,887,176

Liabilities:
Derivative liabilities—included in accrued expenses and other current liabilities:
Cash flow hedges	$—	$3,398	$—	$3,398
Total liabilities	$—	$3,398	$—	$3,398

	Fair Value Measurement as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$311,106	$—	$—	$311,106
Commercial paper	—	29,879	—	29,879
Corporate debt securities	—	1,524	—	1,524
Marketable securities:
Corporate debt securities	—	2,583,393	—	2,583,393
U.S. government treasury securities	—	695,894	—	695,894
Commercial paper	—	599,967	—	599,967
Certificates of deposit	—	192,784	—	192,784
U.S. government agency securities	—	1,493	—	1,493
Total financial assets	$311,106	$4,104,934	$—	$4,416,040
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
5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Computers and equipment	$69,985	$63,146
Furniture and fixtures	31,311	28,319
Leasehold improvements	112,546	99,009
Capitalized software development costs	420,784	329,117
Total property and equipment	$634,626	$519,591
Less: accumulated depreciation and amortization	(224,992)	(181,498)
Total property and equipment, net	$409,634	$338,093
The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $17.8 million and $34.1 million for the three and six months ended June 30, 2026, respectively. Depreciation and amortization expense was approximately $11.1 million and $21.3 million for the three and six months ended June 30, 2025, respectively.
6. Acquisitions, Intangible Assets and Goodwill
2026 Acquisitions
During the six months ended June 30, 2026, the Company entered into three purchase agreements for acquisitions of businesses, each of which was accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company does not consider the acquisitions to be material, individually or in aggregate. The total aggregate purchase price of $191.5 million consisted of $98.5 million in cash payments, net of cash acquired, $14.3 million of deferred acquisition holdback payments and the issuance of 796,509 restricted shares of Class A common stock. The total purchase price was allocated to intangible assets in the amount of $11.5 million and goodwill in the amount of $178.7 million based on the respective estimated fair values. The purchase price allocations are preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the 12 month measurement period, if necessary. The resulting goodwill from each of the agreements is not deductible for income tax purposes. Pro forma results of operations from these acquisitions have not been presented because they were not material to the consolidated results of operations.
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
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$25,468	$(6,440)	$19,028	3 years
Customer relationships	5,800	(1,671)	4,129	4 years
Total	$31,268	$(8,111)	$23,157

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$14,539	$(4,420)	$10,119	3 years
Customer relationships	5,800	(951)	4,849	4 years
Total	$20,339	$(5,371)	$14,968
Intangible amortization expense was approximately $1.7 million for each of the three months ended June 30, 2026 and 2025, and $3.3 million and $2.8 million for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2026	$4,967
2027	9,413
2028	6,598
2029	2,179
Total	$23,157
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2025	$530,568
2026 acquisitions	178,682
Foreign currency translation and other adjustments	(2,530)
Balance as of June 30, 2026	$706,721

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation and commissions	$96,578	$109,765
Other tax liability and sales tax	74,735	52,934
Other accrued expenses	59,235	46,896
Total accrued expenses and other current liabilities	$230,548	$209,595
Due to the timing of when invoices are received, payables for cloud hosting and infrastructure expenses are included within accounts payable on the condensed consolidated balance sheets, amounting to $191.5 million and $122.7 million as of June 30, 2026 and December 31, 2025, respectively.
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
During the three months ended June 30, 2026, the conditional conversion features of the 2029 Notes were not triggered. Therefore the 2029 Notes are not convertible, in whole or in part, at the option of the holders between July 1, 2026 through September 30, 2026. As of June 30, 2026, the 2029 Notes were classified as non-current liabilities on the Company's condensed consolidated balance sheet.
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
The net carrying amount of the 2029 Notes was as follows (in thousands):

	June 30, 2026	December 31, 2025
Convertible senior notes, net:
Principal	$1,000,000	$1,000,000
Unamortized debt issuance costs	(14,455)	(16,551)
Net carrying amount	$985,545	$983,449
As of June 30, 2026, the total estimated fair value of the 2029 Notes was approximately $1,419.7 million. The fair value was determined based on the closing trading price or quoted market price per $100 of the 2029 Notes as of the last day of trading for the period. The fair value of the 2029 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates and has been classified as level 2 in the fair value hierarchy.
Issuance costs were being amortized to interest expense over the contractual terms of the 2025 Notes at an effective interest rate of 0.59%. Issuance costs are being amortized to interest expense over the contractual terms of the 2029 Notes at an effective interest rate of 0.43%.
The following table sets forth the interest expense related to the 2025 and 2029 Notes for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$—	$165	$—	$364
Amortization of issuance costs	1,049	1,691	2,096	3,510
Total	$1,049	$1,856	$2,096	$3,874
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
9. Commitments and Contingencies
Non-cancelable Material Commitments—During the six months ended June 30, 2026, other than certain non-cancelable operating leases described in Note 10, Leases, there have been no other material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the Annual Report.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for administrative costs of the 401(k) plan and makes matching contributions to the 401(k) plan. For the three and six months ended June 30, 2026, the Company incurred expense of $2.7 million and $5.1 million, respectively, for matching contributions. For the three and six months ended June 30, 2025, the Company incurred expense of $2.5 million and $4.6 million, respectively, for matching contributions.
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
The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost (1)	$14,729	$13,693	$28,903	$26,747
Short-term lease cost	5,036	3,010	9,624	5,767

1)Includes non-cash lease expense of $9.5 million and $9.0 million for the three months ended June 30, 2026 and 2025, respectively, and $18.6 million and $17.4 million for the six months ended June 30, 2026 and 2025, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities	$28,563	$19,446
Operating lease assets obtained in exchange for new lease liabilities	10,773	57,995
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2026	$31,097
2027	60,100
2028	51,389
2029	48,523
2030	48,986
Thereafter	128,352
Total lease payments	$368,447
Less: imputed interest	(76,191)
Present value of lease liabilities	$292,256
As of June 30, 2026, the Company had various operating leases that had not yet commenced, which are excluded from the table above. The operating leases will commence between fiscal years 2026 and 2027 with total undiscounted future payments of $220.9 million and a weighted-average lease term of 9.0 years.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

June 30, 2026
Weighted-average remaining lease term (years)	6.7
Weighted-average discount rate	6.69%

11. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America (1)	$824,658	$586,689	$1,548,591	$1,120,504
International	296,796	240,071	579,289	467,809
Total	$1,121,454	$826,760	$2,127,880	$1,588,313

1)Includes revenue from the United States of $790.1 million and $559.6 million for the three months ended June 30, 2026 and 2025, respectively, and $1,482.8 million and $1,068.1 million for the six months ended June 30, 2026 and 2025, respectively.
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
Revenue recognized during the three months ended June 30, 2026 and 2025, which was included in the deferred revenue balances at the beginning of each such period, was $617.3 million and $435.7 million, respectively. Revenue recognized during the six months ended June 30, 2026 and 2025, which was included in the deferred revenue balances at the beginning of each such period, was $907.8 million and $704.9 million, respectively.
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of June 30, 2026 and December 31, 2025, the aggregate transaction price allocated to remaining performance obligations was $3,471.4 million and $3,461.2 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Accounts Receivable
Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. During the six months ended June 30, 2026 and 2025, the Company charged $10.6 million and $7.3 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of June 30, 2026 and December 31, 2025, unbilled accounts receivable of approximately $148.2 million and $127.0 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.
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
Deferred contract costs on the Company’s condensed consolidated balance sheets were $232.4 million and $202.7 million as of June 30, 2026 and December 31, 2025, respectively. Amortization expense was $22.1 million and $15.9 million for the three months ended June 30, 2026 and 2025, respectively, and $42.4 million and $30.8 million for the six months ended June 30, 2026 and 2025, respectively.
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
During the three and six months ended June 30, 2026, 871,473 shares and 1,175,964 shares of Class B common stock were converted into Class A common stock.
As of June 30, 2026, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each with a par value of $0.00001 per share, of which 334,438,127 shares of Class A common stock and 24,518,658 shares of Class B common stock were issued and outstanding.
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Company’s initial public offering of Class A common stock (the “IPO”), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of June 30, 2026, there were 1,596,017 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants and advisors of the Company. As of June 30, 2026, there were 106,555,234 shares available for grant under the 2019 Plan.
Stock Options
The following table summarizes the Company’s stock option activity and weighted-average exercise prices:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance—December 31, 2025	3,474,619	$7.26	3.0	$447,294
Options granted	—	—
Options exercised	(1,864,259)	6.76
Options forfeited or expired	—	—
Balance—June 30, 2026	1,610,360	$7.83	2.6	$406,663
Exercisable—June 30, 2026	1,610,360	$7.83	2.6	$406,663
As of June 30, 2026, there were 14,343 shares of Class A common stock and 1,596,017 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2025, there were 14,452 shares of Class A common stock and 3,460,167 shares of Class B common stock issuable upon the exercise of options outstanding.
There were no options granted during the six months ended June 30, 2026 and 2025. The Company received approximately $12.5 million and $3.4 million in cash proceeds from options exercised during the six months ended June 30, 2026 and 2025, respectively. The intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was approximately $241.6 million and $317.7 million, respectively.

Restricted Stock Units, Restricted Stock and Performance Stock Units
The following table summarizes the activity for the Company’s unvested RSUs and PSUs:

	Shares	Weighted- Average Grant Date Fair Value
Unvested and outstanding balance as of December 31, 2025	16,700,043	$124.10
Awarded	4,803,875	139.15
Vested	(3,560,961)	109.59
Forfeited/canceled	(843,601)	129.31
Unvested and outstanding balance as of June 30, 2026	17,099,356	130.40
The Company granted 750,624 restricted shares of Class A common stock in connection with acquisitions during the six months ended June 30, 2026.
Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $1,939.9 million and $1,717.2 million as of June 30, 2026 and December 31, 2025, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares of common stock will be recognized is 2.8 years and 2.8 years as of June 30, 2026 and December 31, 2025, respectively.
Total compensation cost related to unvested PSUs not yet recognized was approximately $138.4 million and $82.8 million as of June 30, 2026 and December 31, 2025, respectively. The weighted-average period over which this compensation cost related to unvested PSUs will be recognized is 1.5 years and 1.3 years as of June 30, 2026 and December 31, 2025, respectively.
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
The Company recognized $7.2 million and $14.4 million of stock-based compensation expense related to the ESPP during the three and six months ended June 30, 2026. As of June 30, 2026, $12.6 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. During the three months ended June 30, 2026, the Company issued 254,970 shares of Class A common stock under the ESPP. As of June 30, 2026, 26,464,738 shares of Class A common stock remain available for grant under the ESPP.

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
Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$9,256	$6,783	$17,815	$13,434
Research and development	131,682	112,445	255,353	218,180
Sales and marketing	47,098	37,442	89,396	71,567
General and administrative	32,215	23,792	54,529	41,546
Stock-based compensation, net of amounts capitalized	220,251	180,462	417,093	344,727
Capitalized stock-based compensation expense	6,882	5,957	16,071	11,619
Total stock-based compensation expense	$227,133	$186,419	$433,164	$356,346
13. Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$50,556	$50,753	$99,785	$101,480
Other (loss) income, net	(1,023)	(6,090)	4,470	(9,638)
Interest income and other income, net	$49,533	$44,663	$104,255	$91,842
14. Income Taxes
The Company recorded a provision for income taxes of $7.2 million and $3.4 million for the three months ended June 30, 2026 and 2025, respectively, and a provision for income taxes of $13.5 million and $10.6 million for the six months ended June 30, 2026 and 2025, respectively. The Company has generated U.S. operating income and has minimal profits in its foreign jurisdictions during the quarter.
The Company’s effective tax rate was 12.23% and 27.97% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate differs from the U.S. federal statutory rate primarily due to the impact of a full valuation allowance on U.S. deferred tax assets, the favorable effects of the One Big Beautiful Bill Act (“OBBBA”), and withholding taxes in certain foreign jurisdictions.
The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve for each of the six months ended June 30, 2026 and 2025. There were no material changes to the Company's unrecognized tax benefits during the six months ended June 30, 2026. The Company’s policy is to recognize interest and penalties related to uncertain income tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA permanently extends certain provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation for certain qualified property, and reverses the requirement to capitalize and amortize domestic research and experimentation (“R&E”) expenses. As a result, for tax years beginning after December 31, 2024, taxpayers may deduct such expenses in the year incurred. The legislation also introduced an election to accelerate any unamortized domestic R&E expenditures over a one- or two-year period beginning with the 2025 tax year and includes modifications to the international tax framework. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. In accordance with ASC 740, Accounting for Income Taxes, the Company has reflected the effects of the OBBBA in its financial statements for the quarter ended June 30, 2026. The enactment of the OBBBA reduced the Company’s forecasted U.S. income tax expense for 2026. The legislation did not impact the Company’s U.S. net deferred tax assets or liabilities, as a full valuation allowance continues to be maintained against those balances.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Basic net income per share:	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income	$41,439	$3,119	$2,450	$197	$90,333	$6,799	$25,257	$2,032
Denominator:
Weighted-average shares used in calculating net income per share, basic	331,319	24,934	320,400	25,785	329,937	24,834	318,989	25,661
Basic net income per share	$0.13	$0.13	$0.01	$0.01	$0.27	$0.27	$0.08	$0.08

Diluted net income per share:
Numerator:
Allocation of distributed income, net of interest expense and related tax	$42,172	$3,174	$3,744	$301	$91,796	$6,909	$27,957	$2,249
Reallocation of undistributed net income as a result of conversion of Class B to Class A shares	3,174	—	301	—	6,909	—	2,249	—
Allocation of undistributed income	$45,346	$3,174	$4,045	$301	$98,705	$6,909	$30,206	$2,249
Denominator:
Number of shares used in basic calculation	331,319	24,934	320,400	25,785	329,937	24,834	318,989	25,661
Weighted-average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	24,934	—	25,785	—	24,834	—	25,661	—
Employee stock options	1,838	—	4,542	—	2,311	—	5,248	—
Employee stock purchase plan	22	—	13	—	—	—	18	—
Restricted stock units and performance stock units	7,844	—	2,356	—	6,114	—	3,269	—
Unvested restricted stock in connection with acquisition	470	—	213	—	479	—	208	—
Shares issuable upon conversion of the 2025 Notes	—	—	820	—	—	—	3,300	—
Shares issuable upon conversion of the 2029 Notes	4,596	—	4,596	—	4,596	—	4,596	—
Number of shares used in diluted calculation	371,023	24,934	358,725	25,785	368,271	24,834	361,289	25,661
Diluted net income per share	$0.12	$0.13	$0.01	$0.01	$0.27	$0.28	$0.08	$0.09
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of June 30,
	2026	2025
Shares subject to outstanding stock options, RSUs and PSUs	242	4,405
Shares subject to the employee stock purchase plan	104	149
Total	346	4,554

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
As of June 30, 2026, the Company had foreign currency forward contracts designated as cash flow hedges with total notional amounts of approximately $191.4 million. The notional amounts of derivative instruments represent the amount of foreign currency to be exchanged under the contracts and do not represent the Company’s exposure to credit or market risk.
As of June 30, 2026, an estimated ($3.3) million of net gains (losses) included in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months. Cash flows from the settlement of these contracts are classified in the same category as the underlying hedged transactions. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies and Note 4, Fair Value Measurements for additional information.

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
As of June 30, 2026, we had $435.0 million in cash and cash equivalents and $4.6 billion in marketable securities. We generated revenue of $1.1 billion and $826.8 million in the three months ended June 30, 2026 and 2025, respectively, representing year-over-year growth of 36%. For the six months ended June 30, 2026 and 2025, our revenue was $2.1 billion and $1.6 billion, respectively, representing year-over-year growth of 34%. Substantially all of our revenue is from subscription software sales. While we have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, we generated net income of $44.6 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively, and $97.1 million and $27.3 million for the six months ended June 30, 2026 and 2025, respectively. Our operating cash flow was $650.5 million and $471.6 million for the six months ended June 30, 2026 and 2025, respectively. Our free cash flow was $567.8 million and $409.7 million for the six months ended June 30, 2026 and 2025, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
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

Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of June 30, 2026, we had approximately 33,400 customers spanning organizations of a broad range of sizes and industries, compared to approximately 31,400 as of June 30, 2025. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.
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

Expanding Within Our Existing Customer Base
Our base of customers represents a significant opportunity for further sales expansion. As of June 30, 2026, we had approximately 4,720 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 91% of our ARR, up from 3,850 customers as of June 30, 2025, representing 89% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of June 30, 2026, our trailing 12-month dollar-based net retention rate was in the low-120%'s. As of June 30, 2025, our trailing 12-month dollar-based net retention rate was about 120%. The increase in our trailing 12-month dollar-based net retention rate was attributable to increased usage growth from existing customers. However, we saw a reduction in usage from our largest customer starting in the third quarter of 2026. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the trailing 12-month dollar-based net retention rate.
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

Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have demonstrated the success of our platform approach, through expansion beyond our initial infrastructure monitoring solution to include over 20 products. Approximately 85% of our customers were using two or more products as of June 30, 2026, up from approximately 83% a year earlier. Additionally, as of June 30, 2026, approximately 58% of our customers were using four or more products, up from approximately 52% a year earlier, approximately 37% of our customers were using six or more products, up from 29% a year earlier, approximately 22% of our customers were using eight or more products, up from 14% a year earlier; and approximately 13% of our customers were using ten or more products, up from 7% a year earlier. We believe these metrics indicate strong expansion of product adoption across our platform.
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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 27% and 29% of our total revenue for the six months ended June 30, 2026 and 2025, respectively. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in EMEA and APAC. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, primarily in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo.
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
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$1,121,454	$826,760	$2,127,880	$1,588,313
Cost of revenue (1)(2)(3)	240,113	165,978	449,341	323,606
Gross profit	881,341	660,782	1,678,539	1,264,707
Operating expenses
Research and development (1)(3)	477,968	387,482	913,266	728,543
Sales and marketing (1)(2)(3)	311,519	239,026	591,342	453,317
General and administrative (1)(3)(4)	86,399	69,774	161,149	130,767
Total operating expenses	875,886	696,282	1,665,757	1,312,627
Operating income (loss)	5,455	(35,500)	12,782	(47,920)
Other income:
Interest expense (5)	(3,255)	(3,075)	(6,374)	(6,038)
Interest income and other income, net	49,533	44,663	104,255	91,842
Other income, net	46,278	41,588	97,881	85,804
Income before provision for income taxes	51,733	6,088	110,663	37,884
Provision for income taxes	7,175	3,441	13,531	10,595
Net income	$44,558	$2,647	$97,132	$27,289
_________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$9,256	$6,783	$17,815	$13,434
Research and development	131,682	112,445	255,353	218,180
Sales and marketing	47,098	37,442	89,396	71,567
General and administrative	32,215	23,792	54,529	41,546
Total	$220,251	$180,462	$417,093	$344,727
_________________
(2)Includes amortization of acquired intangibles expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$1,310	$1,518	$2,592	$2,412
Sales and marketing	362	188	719	391
Total	$1,672	$1,706	$3,311	$2,803
_________________
(3) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$392	$165	$580	$351
Research and development	21,211	11,819	32,487	21,401
Sales and marketing	3,632	1,359	5,527	2,929
General and administrative	2,408	2,724	6,045	4,949
Total	$27,643	$16,067	$44,639	$29,630
_________________
(4) Includes M&A transaction costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
General and administrative	$2,010	$1,373	$2,704	$1,373
_________________
(5) Includes amortization of issuance costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Interest expense	$1,049	$1,691	$2,096	$3,510
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%	100%
Cost of revenue	21	20	21	20
Gross profit	79	80	79	80
Operating expenses
Research and development	43	47	43	46
Sales and marketing	28	29	28	29
General and administrative	8	8	8	8
Total operating expenses	78	84	78	83
Operating income (loss)	0	(4)	1	(3)
Other income:
Interest expense	0	0	0	0
Interest income and other income, net	4	5	5	6
Other income, net	4	5	5	5
Income before provision for income taxes	5	1	5	2
Provision for income taxes	1	0	1	1
Net income	4%	0%	5%	2%
(1)Certain items may not total due to rounding.
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Revenue	$1,121,454	$826,760	$294,694	36%
Revenue increased by $294.7 million, or 36%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Approximately 70% of the increase in revenue was attributable to growth from existing customers, and the remaining 30% was attributable to growth from new customers. We saw a reduction in usage from our largest customer starting in the third quarter of 2026, which may cause a deceleration in revenue growth.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Cost of revenue	$240,113	$165,978	$74,135	45%
Gross margin	79%	80%
Cost of revenue increased by $74.1 million, or 45%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily due to an increase of $64.1 million in third-party cloud infrastructure hosting and software costs and an increase of $5.2 million in personnel costs including allocated overhead costs as a result of increased headcount.
Our gross margin decreased for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily as a result of increased spend with our third-party cloud infrastructure provider costs.
Research and Development

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Research and development	$477,968	$387,482	$90,486	23%
Percentage of revenue	43%	47%
Research and development expense increased by $90.5 million, or 23%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily due to an increase of $62.5 million in personnel costs including allocated overhead costs for our engineering, product and design teams as a result of increased headcount and an increase of $28.2 million in cloud infrastructure and software-related investments.
Sales and Marketing

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Sales and marketing	$311,519	$239,026	$72,493	30%
Percentage of revenue	28%	29%
Sales and marketing expense increased by $72.5 million, or 30%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily due to an increase of $56.6 million in personnel costs including allocated overhead costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $12.0 million in advertising, sales, marketing and promotional activities.

General and Administrative

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
General and administrative	$86,399	$69,774	$16,625	24%
Percentage of revenue	8%	8%
General and administrative expense increased by $16.6 million, or 24%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily due to an increase of $12.9 million in personnel costs including allocated overhead costs as a result of increased headcount.
Other Income, Net

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Other income, net	$46,278	$41,588	$4,690	11%
Percentage of revenue	4%	5%
Other income, net increased by $4.7 million, or 11%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily driven by an increase of $3.4 million due to fluctuations related to foreign currency exchange rates.
Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Revenue	$2,127,880	$1,588,313	$539,567	34%
Revenue increased by $539.6 million, or 34%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Approximately 75% of the increase in revenue was attributable to growth from existing customers, and the remaining 25% was attributable to growth from new customers. We saw a reduction in usage from our largest customer starting in the third quarter of 2026, which may cause a deceleration in revenue growth.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Cost of revenue	$449,341	$323,606	$125,735	39%
Gross margin	79%	80%
Cost of revenue increased by $125.7 million, or 39%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily due to an increase of $106.0 million in third-party cloud infrastructure hosting and software costs and an increase of $9.5 million in personnel costs including allocated overhead costs as a result of increased headcount.
Our gross margin decreased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily as a result of increased spend with our third-party cloud infrastructure provider costs.

Research and Development

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Research and development	$913,266	$728,543	$184,723	25%
Percentage of revenue	43%	46%
Research and development expense increased by $184.7 million, or 25%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily due to an increase of $132.8 million in personnel costs including allocated overhead costs for our engineering, product and design teams as a result of increased headcount and an increase of $49.2 million in cloud infrastructure and software-related investments.
Sales and Marketing

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Sales and marketing	$591,342	$453,317	$138,025	30%
Percentage of revenue	28%	29%
Sales and marketing expense increased by $138.0 million, or 30%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily due to an increase of $110.3 million in personnel costs including allocated overhead costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $23.1 million in advertising, sales, marketing and promotional activities.
General and Administrative

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
General and administrative	$161,149	$130,767	$30,382	23%
Percentage of revenue	8%	8%
General and administrative expense increased by $30.4 million, or 23%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily due to an increase of $24.4 million in personnel costs including allocated overhead costs as a result of increased headcount.
Other Income, Net

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Other income, net	$97,881	$85,804	$12,077	14%
Percentage of revenue	5%	5%
Other income, net increased by $12.1 million, or 14%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily driven by an increase of $11.3 million in other income mainly due to fluctuations related to foreign currency exchange rates.
Liquidity and Capital Resources

Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, hosting expenses, facility expenses, and marketing expenses. We generated positive cash flows from operations during the six months ended June 30, 2026 and 2025. When assessing sources of liquidity, we also include cash and cash equivalents of $435.0 million and marketable securities of $4.6 billion as of June 30, 2026. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support our cash requirements for the next 12 months and beyond.
Our working capital requirements principally consist of workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancellable and non-cancelable licenses and services arrangements that are integral to our business operations, and operating lease obligations. Our principal commitments consist of purchase commitments for business operations, operating lease obligations, and obligations to pay principal and future interest payments related to our 2029 Notes. Purchase commitments for business operations are primarily related to cloud hosting and other software-based services.
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
Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash provided by operating activities	$650,495	$471,596
Cash used in investing activities	(664,677)	(634,475)
Cash provided by (used in) financing activities	51,532	(603,801)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2026 increased by $178.9 million compared to the six months ended June 30, 2025, primarily driven by an increase in net income of $69.8 million, an increase in non-cash charges of $97.0 million, an increase in accounts payable of $69.5 million, and an increase in deferred revenue of $67.9 million. The increase in non-cash charges related primarily to an increase of $72.4 million in stock-based compensation as we continued to increase headcount to support the growth of the business. The increase in cash provided by operating activities was partially offset by an increase in accounts receivable of $84.1 million and an increase in deferred contract costs of $26.2 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 increased by $30.2 million compared to the six months ended June 30, 2025, primarily driven by an increase in purchases of marketable securities of $715.7 million and an increase in capitalized software development costs of $23.5 million. This increase in cash used in investing activities was partially offset by proceeds from the maturities of marketable securities of $391.6 million and proceeds from the sale of marketable securities of $310.0 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 increased $655.3 million compared to the six months ended June 30, 2025, primarily due to the absence in the current period of $635.5 million in repayments of the 2025 convertible senior notes that occurred during the six months ended June 30, 2025.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for each of the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$650,495	$471,596
Less: Purchases of property and equipment	(21,247)	(23,900)
Less: Capitalized software development costs	(61,452)	(37,952)
Free cash flow	$567,796	$409,744
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
Interest Rate Risk
As of June 30, 2026, we had $336.6 million in cash equivalents and $4.6 billion in marketable securities, which consisted of corporate debt securities, commercial paper, certificates of deposit, U.S. government treasury securities, and U.S. government agency securities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of June 30, 2026, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our revenue was $2.1 billion and $1.6 billion for the six months ended June 30, 2026 and 2025, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
Our future success depends in part on our ability to sell additional subscriptions and products to our existing customers, and our customers renewing their subscriptions when the contract term expires. The terms of our subscription agreements are primarily monthly or annual, with some quarterly, semiannual and multi-year. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Whether our customers renew or expand their subscriptions with us may be impacted by a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, or reductions in our customers’ spending on IT solutions or their spending levels generally. These factors may be exacerbated by unfavorable conditions in the economy, see “Risks Associated with our Growth—Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations” above. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. Certain customers and cohorts of customers in specific industries have or in the future may increase usage of our product and then seek to optimize their usage, renew their subscriptions on terms less favorable to us, or not renew their subscriptions, which may result in revenue volatility. For example, our AI-native cohort, which cohort includes our largest customer, contributed high single digit percentage points to the total Company year-over-year revenue growth for the quarter ended June 30, 2026. This cohort rapidly increased their usage of our product, and may in the future optimize their usage, or may fail to renew their subscriptions. Beginning in the third quarter of 2026, we saw our largest customer reduce their usage. If our customers do not purchase additional subscriptions and products from us, reduce their usage, fail to renew their subscriptions or renew on different terms, our revenue and dollar-based net retention may decline and our business, financial condition and results of operations may be harmed.

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
There can be no assurance that any security measures that we or the third-parties with whom we work have implemented will be effective against current or future security threats. While we have developed systems and processes designed to protect the integrity, confidentiality, and security of our and our customers’ data, our security measures or those of the third-parties with whom we work could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data. Additionally, as AI technologies continue to evolve, threat actors are using and exploiting these technologies to enhance the sophistication, scale, speed and effectiveness of security threats that may be more difficult to detect and defend against, including future capabilities to identify previously unknown vulnerabilities and automate complex, multi-stage attack chains.
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

We use artificial intelligence in our products, services and operations which may result in operational challenges, legal liability, reputational harm, competitive risks and regulatory concerns that could adversely affect our business and results of operations.
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
The OECD's Pillar Two model rules introduced a global minimum tax of 15%. These model rules have been adopted by various governments around the world, some of which are effective for tax periods beginning on or after December 31, 2024. On January 5, 2026, the OECD released new administrative guidance outlining a “side-by-side” arrangement that may exempt our U.S. operations from certain global minimum tax rules effective for fiscal years beginning on or after January 1, 2026. While this arrangement may provide relief for our U.S. operations, the broader adoption of Pillar Two rules globally could adversely affect our results of operations. There is no material impact on our financial statements for the tax period ending June 30, 2026.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 27% and 29% for the six months ended June 30, 2026 and 2025, respectively. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of June 30, 2026, approximately 45% of our full-time employees were located outside of the United States, 33% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2026, our outstanding shares of Class B common stock represented approximately 42% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

(a)Recent Sales of Unregistered Equity Securities
During the six months ended June 30, 2026, we issued 796,509 shares of Class A common stock as consideration in acquisitions. The issuance was deemed exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
(b) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
On May 11, 2026, the 2019 Shah Family Trust, of which Shardul Shah, a member of our board of directors, is trustee, terminated a previously disclosed trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c), which had been entered into on June 13, 2025 and was set to expire on September 12, 2026. The terminated plan provided for the potential sale of up to 95,000 shares of Class A common stock.
During the three months ended June 30, 2026, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or materially modified written plans intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the sale of the Company’s securities as set forth in the table below.

Name	Position	Action	Date	Total Shares of Class A Common Stock to be Sold	Expiration Date

Julie Richardson	Director	Adoption	June 4, 2026	11,250	June 15, 2027
Yanbing Li	Chief Product Officer	Adoption	June 12, 2026	12,700	September 1, 2027
David Obstler(1)	Chief Financial Officer	Adoption	June 13, 2026	80,000	June 30, 2027
Alexis Lê-Quôc	Chief Technology Officer and Director	Adoption	June 15, 2026	1,332,312	October 27, 2027
(1) The shares will be sold under a Rule 10b5-1 trading plan by Mr. Obstler and two trusts, of which his spouse is trustee.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Plan of Conversion of Datadog, Inc.	8-K		2.1	April 22, 2026
3.1	Articles of Incorporation of Datadog, Inc.	8-K		3.1	April 22, 2026
3.2	Bylaws of Datadog, Inc.	8-K		3.2	April 22, 2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_________________

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATADOG, INC.

Date: August 6, 2026	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)