Form 10-Q
period 2026-09-30
Datadog, Inc.
filed 2026-11-04
CIK 1561550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2026, there were 337,307,033 shares of the registrant’s Class A common stock and 23,735,512 shares of the registrant’s Class B common stock, each with a par value of $0.00001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DATADOG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$881,230	$401,305
Marketable securities	4,352,357	4,073,531
Accounts receivable, net of allowance for credit losses of $29,260 and $19,292 as of September 30, 2026 and December 31, 2025, respectively	793,977	741,262
Deferred contract costs, current	94,735	76,022
Prepaid expenses and other current assets	108,995	90,160
Total current assets	6,231,294	5,382,280
Property and equipment, net	438,173	338,093
Operating lease assets	229,256	214,674
Goodwill	706,644	530,568
Intangible assets, net	19,736	14,968
Deferred contract costs, non-current	157,958	126,708
Other assets	55,967	36,553
TOTAL ASSETS	$7,839,028	$6,643,844
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$266,417	$148,791
Accrued expenses and other current liabilities	228,610	209,595
Operating lease liabilities, current	46,177	39,369
Deferred revenue, current	1,235,133	1,193,646
Total current liabilities	1,776,337	1,591,401
Operating lease liabilities, non-current	274,462	256,187
Convertible senior notes, net, non-current	986,595	983,449
Deferred revenue, non-current	65,081	68,711
Other liabilities	20,741	11,890
Total liabilities	3,123,216	2,911,638
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.00001 par value per share; 2,000,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 337,209,238 and 328,117,781 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3	3
Class B common stock, $0.00001 par value per share; 310,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 23,813,898 and 24,408,190 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	4,383,737	3,579,010
Accumulated other comprehensive (loss) income	(21,165)	15,404
Retained earnings	353,237	137,789
Total stockholders’ equity	4,715,812	3,732,206
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,839,028	$6,643,844
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,197,090	$885,651	$3,324,970	$2,473,964
Cost of revenue	237,167	176,457	686,508	500,063
Gross profit	959,923	709,194	2,638,462	1,973,901
Operating expenses:
Research and development	491,570	401,982	1,404,836	1,130,525
Sales and marketing	303,298	238,729	894,640	692,046
General and administrative	90,349	74,292	251,498	205,059
Total operating expenses	885,217	715,003	2,550,974	2,027,630
Operating income (loss)	74,706	(5,809)	87,488	(53,729)
Other income:
Interest expense	(3,235)	(2,421)	(9,609)	(8,459)
Interest income and other income, net	53,108	43,897	157,363	135,739
Other income, net	49,873	41,476	147,754	127,280
Income before provision for income taxes	124,579	35,667	235,242	73,551
Provision for income taxes	6,263	1,782	19,794	12,377
Net income	$118,316	$33,885	$215,448	$61,174
Net income attributable to common stockholders	$118,316	$33,885	$215,448	$61,174
Basic net income per share	$0.33	$0.10	$0.61	$0.18
Diluted net income per share	$0.32	$0.10	$0.59	$0.18
Weighted average shares used in calculating basic net income per share:	358,617	348,645	356,067	346,012
Weighted average shares used in calculating diluted net income per share:	375,014	362,001	371,363	361,905
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$118,316	$33,885	$215,448	$61,174
Other comprehensive (loss) income:
Foreign currency translation adjustments	(677)	1,491	(2,431)	11,388
Unrealized (loss) gain on available-for-sale marketable securities	(13,879)	2,412	(30,958)	5,503
Unrealized gain (loss) on cash flow hedges	155	—	(3,180)	—
Other comprehensive (loss) income	(14,401)	3,903	(36,569)	16,891
Comprehensive income	$103,915	$37,788	$178,879	$78,065
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
BALANCE—June 30, 2026	358,956,785	$3	$4,139,000	$(6,764)	$234,921	$4,367,160
Issuance of common stock upon exercise of stock options	303,465	—	2,401	—	—	2,401
Vesting of restricted and performance stock units	1,739,123	—	—	—	—	—
Issuance of restricted shares of common stock from acquisitions	23,763	—	—	—	—	—
Stock-based compensation	—	—	242,336	—	—	242,336
Change in accumulated other comprehensive loss	—	—	—	(14,401)	—	(14,401)
Net income	—	—	—	—	118,316	118,316
BALANCE—September 30, 2026	361,023,136	$3	$4,383,737	$(21,165)	$353,237	$4,715,812

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
BALANCE—June 30, 2025	348,608,581	$3	$3,130,130	$8,287	$57,337	$3,195,757
Issuance of common stock upon exercise of stock options	406,278	—	1,271	—	—	1,271
Vesting of restricted and performance stock units	1,539,818	—	—	—	—	—
Stock-based compensation	—	—	204,302	—	—	204,302
Change in accumulated other comprehensive income	—	—	—	3,903	—	3,903
Net income	—	—	—	—	33,885	33,885
BALANCE—September 30, 2025	350,554,677	$3	$3,335,703	$12,190	$91,222	$3,439,118

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2025	352,525,971	$3	$3,579,010	$15,404	$137,789	$3,732,206
Issuance of common stock upon exercise of stock options	2,167,724	—	14,833	—	—	14,833
Vesting of restricted and performance stock units	5,300,084	—	—	—	—	—
Issuance of restricted shares of common stock for acquisitions	774,387	—	75,327	—	—	75,327
Issuance of common stock under the Employee Stock Purchase Plan	254,970	—	39,067	—	—	39,067
Stock-based compensation	—	—	675,500	—	—	675,500
Change in accumulated other comprehensive loss	—	—	—	(36,569)	—	(36,569)
Net income	—	—	—	—	215,448	215,448
BALANCE—September 30, 2026	361,023,136	$3	$4,383,737	$(21,165)	$353,237	$4,715,812

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2024	342,118,782	$3	$2,689,013	$(4,701)	$30,048	$2,714,363
Issuance of common stock upon exercise of stock options	3,117,818	—	4,583	—	—	4,583
Vesting of restricted and performance stock units	4,265,877	—	—	—	—	—
Issuance of restricted shares of common stock for acquisitions	771,355	—	53,038	—	—	53,038
Issuance of common stock under the Employee Stock Purchase Plan	287,014	—	28,578	—	—	28,578
Stock-based compensation	—	—	560,648	—	—	560,648
Settlement of common stock in connection with the 2025 Convertible Senior Notes	(6,169)	—	(157)	—	—	(157)
Change in accumulated other comprehensive income	—	—	—	16,891	—	16,891
Net income	—	—	—	—	61,174	61,174
BALANCE—September 30, 2025	350,554,677	$3	$3,335,703	$12,190	$91,222	$3,439,118
See accompanying notes to condensed consolidated financial statements.

DATADOG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$215,448	$61,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,202	39,125
Accretion of discounts on marketable securities	(37,103)	(32,152)
Amortization of issuance costs	3,146	4,556
Amortization of deferred contract costs	66,229	48,061
Stock-based compensation, net of amounts capitalized	654,274	545,285
Non-cash lease expense	28,339	26,450
Allowance for credit losses on accounts receivable	19,104	12,382
Loss on disposal of property and equipment	2,894	2,146
Changes in operating assets and liabilities:
Accounts receivable, net	(70,917)	38,887
Deferred contract costs	(116,191)	(78,538)
Prepaid expenses and other current assets	(17,912)	(12,036)
Other assets	(7,028)	(3,200)
Accounts payable	104,704	24,299
Accrued expenses and other liabilities	(535)	32,408
Deferred revenue	37,792	14,219
Net cash provided by operating activities	940,446	723,066

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(3,224,925)	(2,517,372)
Maturities of marketable securities	2,629,158	1,884,273
Proceeds from sale of marketable securities	323,086	13,125
Purchases of property and equipment	(32,119)	(40,686)
Capitalized software development costs	(89,897)	(58,684)
Cash paid for acquisition of businesses; net of cash acquired	(115,609)	(117,282)
Net cash used in investing activities	(510,306)	(836,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	14,833	4,629
Proceeds from issuance of common stock under the employee stock purchase plan	39,067	28,578
Proceeds from issuance of 2029 Convertible Senior Notes, net of issuance costs	—	(190)
Repayments of 2025 Convertible Senior Notes	—	(635,547)
Net cash provided by (used in) financing activities	53,900	(602,530)

Effect of exchange rate changes on cash and cash equivalents	(4,115)	9,709

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	479,925	(706,381)
CASH AND CASH EQUIVALENTS—Beginning of period	401,305	1,246,983
CASH AND CASH EQUIVALENTS—End of period	$881,230	$540,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$25,708	$15,328

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment purchases	$17,482	$6,064
Stock-based compensation included in capitalized software development costs	$21,226	$15,363
Issuance of restricted shares of common stock for the acquisition of businesses	$75,327	$53,038
Acquisition holdback	$14,295	$16,072
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

3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$2,569,746	$158	$(14,654)	$2,555,250
Commercial paper	863,428	—	(1,674)	861,754
U.S. government treasury securities	750,531	2	(6,149)	744,384
Certificates of deposit	191,245	2	(278)	190,969
Marketable securities	$4,374,950	$162	$(22,755)	$4,352,357

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate debt securities	$2,577,421	$6,103	$(131)	$2,583,393
U.S. government treasury securities	693,907	1,993	(6)	695,894
Commercial paper	599,663	304	—	599,967
Certificates of deposit	192,685	99	—	192,784
U.S. government agency securities	1,490	3	—	1,493
Marketable securities	$4,065,166	$8,502	$(137)	$4,073,531
As of September 30, 2026, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$2,646,423
Due in one year through five years	1,705,934
Total	$4,352,357
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

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$747,141	$—	$—	$747,141
Marketable securities:
Corporate debt securities	—	2,555,250	—	2,555,250
Commercial paper	—	861,754	—	861,754
U.S. government treasury securities	—	744,384	—	744,384
Certificates of deposit	—	190,969	—	190,969
Total financial assets	$747,141	$4,352,357	$—	$5,099,498

Liabilities:
Derivative liabilities—included in accrued expenses and other current liabilities:
Cash flow hedges	$—	$3,180	$—	$3,180
Total liabilities	$—	$3,180	$—	$3,180

	Fair Value Measurement as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$311,106	$—	$—	$311,106
Commercial paper	—	29,879	—	29,879
Corporate debt securities	—	1,524	—	1,524
Marketable securities:
Corporate debt securities	—	2,583,393	—	2,583,393
U.S. government treasury securities	—	695,894	—	695,894
Commercial paper	—	599,967	—	599,967
Certificates of deposit	—	192,784	—	192,784
U.S. government agency securities	—	1,493	—	1,493
Total financial assets	$311,106	$4,104,934	$—	$4,416,040
The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents. The Company uses quoted prices in active markets for assets to determine the fair value of its Level 1 investments in money market funds. The Company classifies its commercial paper, corporate debt securities, certificates of deposit, U.S. government treasury securities, U.S. government agency securities, and cash flow hedges within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.
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

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Computers and equipment	$74,593	$63,146
Furniture and fixtures	33,635	28,319
Leasehold improvements	123,779	99,009
Capitalized software development costs	454,732	329,117
Total property and equipment	$686,739	$519,591
Less: accumulated depreciation and amortization	(248,566)	(181,498)
Total property and equipment, net	$438,173	$338,093
The Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $18.4 million and $52.5 million for the three and nine months ended September 30, 2026, respectively. Depreciation and amortization expense was approximately $13.3 million and $34.6 million for the three and nine months ended September 30, 2025, respectively.
6. Acquisitions, Intangible Assets and Goodwill
2026 Acquisitions
During the nine months ended September 30, 2026, the Company entered into three purchase agreements for acquisitions of businesses, each of which was accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company does not consider the acquisitions to be material, individually or in aggregate. The total aggregate purchase price of $191.5 million consisted of $98.5 million in cash payments, net of cash acquired, $14.3 million of deferred acquisition holdback payments and the issuance of 796,509 restricted shares of Class A common stock. The total purchase price was allocated to intangible assets in the amount of $10.5 million and goodwill in the amount of $179.3 million based on the respective estimated fair values. The purchase price allocations are preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the 12 month measurement period, if necessary. The resulting goodwill from each of the agreements is not deductible for income tax purposes. Pro forma results of operations from these acquisitions have not been presented because they were not material to the consolidated results of operations.
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

Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$24,468	$(8,497)	$15,971	3 years
Customer relationships	5,800	(2,035)	3,765	4 years
Total	$30,268	$(10,532)	$19,736

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$14,539	$(4,420)	$10,119	3 years
Customer relationships	5,800	(951)	4,849	4 years
Total	$20,339	$(5,371)	$14,968
Intangible amortization expense was approximately $2.4 million and $1.7 million for each of the three months ended September 30, 2026 and 2025, and $5.7 million and $4.5 million for the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2026	$2,379
2027	9,083
2028	6,258
2029	2,016
Total	$19,736
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2025	$530,568
2026 acquisitions	179,334
Foreign currency translation and other adjustments	(3,258)
Balance as of September 30, 2026	$706,644

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation and commissions	$122,081	$109,765
Other tax liability and sales tax	65,186	52,934
Other accrued expenses	41,343	46,896
Total accrued expenses and other current liabilities	$228,610	$209,595
Due to the timing of when invoices are received, payables for cloud hosting and infrastructure expenses are included within accounts payable on the condensed consolidated balance sheets, amounting to $179.1 million and $122.7 million as of September 30, 2026 and December 31, 2025, respectively.
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
During the three months ended September 30, 2026, the conditional conversion features of the 2029 Notes were not triggered. Therefore the 2029 Notes are not convertible, in whole or in part, at the option of the holders between October 1, 2026 through December 31, 2026. As of September 30, 2026, the 2029 Notes were classified as non-current liabilities on the Company's condensed consolidated balance sheet.
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
The net carrying amount of the 2029 Notes was as follows (in thousands):

	September 30, 2026	December 31, 2025
Convertible senior notes, net:
Principal	$1,000,000	$1,000,000
Unamortized debt issuance costs	(13,405)	(16,551)
Net carrying amount	$986,595	$983,449
As of September 30, 2026, the total estimated fair value of the 2029 Notes was approximately $1.4 billion. The fair value was determined based on the closing trading price or quoted market price per $100 of the 2029 Notes as of the last day of trading for the period. The fair value of the 2029 Notes is primarily affected by the trading price of the Company’s Class A common stock and market interest rates and has been classified as Level 2 in the fair value hierarchy.
Issuance costs were being amortized to interest expense over the contractual terms of the 2025 Notes at an effective interest rate of 0.59%. Issuance costs are being amortized to interest expense over the contractual terms of the 2029 Notes at an effective interest rate of 0.43%.
The following table sets forth the interest expense related to the 2025 and 2029 Notes for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$—	$—	$—	$364
Amortization of issuance costs	1,050	1,046	3,146	4,556
Total	$1,050	$1,046	$3,146	$4,920
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
9. Commitments and Contingencies
Non-cancelable Material Commitments—During the nine months ended September 30, 2026, other than certain non-cancelable operating leases described in Note 10, Leases, there have been no other material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the Annual Report.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for administrative costs of the 401(k) plan and makes matching contributions to the 401(k) plan. For the three and nine months ended September 30, 2026, the Company incurred expense of $2.6 million and $7.7 million, respectively, for matching contributions. For the three and nine months ended September 30, 2025, the Company incurred expense of $2.5 million and $7.1 million, respectively, for matching contributions.
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
The components of lease cost recognized within the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost (1)	$15,086	$13,982	$43,989	$40,729
Short-term lease cost	5,019	3,749	14,643	9,516

1)Includes non-cash lease expense of $9.7 million and $9.1 million for the three months ended September 30, 2026 and 2025, respectively, and $28.3 million and $26.5 million for the nine months ended September 30, 2026 and 2025, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities	$44,630	$22,678
Operating lease assets obtained in exchange for new lease liabilities	44,238	70,174
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Amount
Remainder of 2026	$16,772
2027	65,373
2028	58,790
2029	56,519
2030	54,818
Thereafter	151,773
Total lease payments	$404,045
Less: imputed interest	(83,406)
Present value of lease liabilities	$320,639
As of September 30, 2026, the Company had various operating leases that had not yet commenced, which are excluded from the table above. The operating leases will commence between fiscal years 2026 and 2027 with total undiscounted future payments of $321.3 million and a weighted-average lease term of 9.0 years.
Weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

September 30, 2026
Weighted-average remaining lease term (years)	6.7
Weighted-average discount rate	6.73%

11. Revenue
Geographical Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North America (1)	$881,361	$633,924	$2,429,953	$1,754,428
International	315,729	251,727	895,017	719,536
Total	$1,197,090	$885,651	$3,324,970	$2,473,964

1)Includes revenue from the United States of $844.6 million and $605.3 million for the three months ended September 30, 2026 and 2025, respectively, and $2,327.4 million and $1,673.4 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Revenue recognized during the three months ended September 30, 2026 and 2025, which was included in the deferred revenue balances at the beginning of each such period, was $651.7 million and $459.3 million, respectively. Revenue recognized during the nine months ended September 30, 2026 and 2025, which was included in the deferred revenue balances at the beginning of each such period, was $1,107.5 million and $870.8 million, respectively.
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of September 30, 2026 and December 31, 2025, the aggregate transaction price allocated to remaining performance obligations was $3,847.7 million and $3,461.2 million, respectively. There is uncertainty in the timing of revenues associated with the Company’s drawdown contracts, as future revenue can often vary significantly from past revenue. However, the Company expects to recognize substantially all of the remaining performance obligations over the next 24 months.
Accounts Receivable
Accounts receivable deemed uncollectible are written off against the allowance for credit losses when identified. During the nine months ended September 30, 2026 and 2025, the Company charged $9.6 million and $10.6 million, respectively, of accounts receivable deemed uncollectible against the allowance for credit losses.
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is due within one year. As of September 30, 2026 and December 31, 2025, unbilled accounts receivable of approximately $169.9 million and $127.0 million, respectively, was included in accounts receivable on the Company’s condensed consolidated balance sheets.
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
Deferred contract costs on the Company’s condensed consolidated balance sheets were $252.7 million and $202.7 million as of September 30, 2026 and December 31, 2025, respectively. Amortization expense was $23.8 million and $17.3 million for the three months ended September 30, 2026 and 2025, respectively, and $66.2 million and $48.1 million for the nine months ended September 30, 2026 and 2025, respectively.
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
During the three and nine months ended September 30, 2026, 823,116 shares and 1,999,080 shares of Class B common stock were converted into Class A common stock.
As of September 30, 2026, the Company had authorized 2,000,000,000 shares of Class A common stock and 310,000,000 shares of Class B common stock, each with a par value of $0.00001 per share, of which 337,209,238 shares of Class A common stock and 23,813,898 shares of Class B common stock were issued and outstanding.
Equity Incentive Plans
The Company has two equity incentive plans, the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Company’s initial public offering of Class A common stock (the “IPO”), the Company ceased granting awards under the 2012 Plan, and all shares that remained available for issuance under the 2012 Plan at that time were transferred to the 2019 Plan. Additionally, as of September 30, 2026, there were 1,292,552 shares of Class A common stock issuable upon conversion of Class B common stock underlying options outstanding under the 2012 Plan. Under the 2019 Plan, the Board and any committee or subcommittee of the Board may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and other awards, each equity award valued or based on the Company’s Class A common stock, to employees, directors, consultants and advisors of the Company. As of September 30, 2026, there were 105,568,600 shares available for grant under the 2019 Plan.
Stock Options
The following table summarizes the Company’s stock option activity and weighted-average exercise prices:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance—December 31, 2025	3,474,619	$7.26	3.0	$447,294
Options granted	—	—
Options exercised	(2,167,724)	6.74
Options forfeited or expired	—	—
Balance—September 30, 2026	1,306,895	$8.12	2.4	$347,282
Exercisable—September 30, 2026	1,306,895	$8.12	2.4	$347,282
As of September 30, 2026, there were 14,343 shares of Class A common stock and 1,292,552 shares of Class B common stock issuable upon the exercise of options outstanding. As of December 31, 2025, there were 14,452 shares of Class A common stock and 3,460,167 shares of Class B common stock issuable upon the exercise of options outstanding.
There were no options granted during the nine months ended September 30, 2026 and 2025. The Company received approximately $14.6 million and $4.6 million in cash proceeds from options exercised during the nine months ended September 30, 2026 and 2025, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was approximately $315.1 million and $372.0 million, respectively.

Restricted Stock Units, Restricted Stock and Performance Stock Units
The following table summarizes the activity for the Company’s unvested RSUs and PSUs:

	Shares	Weighted- Average Grant Date Fair Value
Unvested and outstanding balance as of December 31, 2025	16,700,043	$124.10
Awarded	6,156,130	161.07
Vested	(5,300,084)	114.36
Forfeited/cancelled	(1,209,222)	131.60
Unvested and outstanding balance as of September 30, 2026	16,346,867	$140.63
During the nine months ended September 30, 2026, the Company granted 796,509 restricted shares of Class A common stock in connection with acquisitions during the period, 23,839 restricted shares in connection with acquisitions in prior periods, and cancelled 45,961 restricted shares previously granted.
Total compensation cost related to unvested RSUs and restricted shares of common stock not yet recognized was approximately $2,016.8 million and $1,717.2 million as of September 30, 2026 and December 31, 2025, respectively. The weighted-average period over which this compensation cost related to unvested RSUs and restricted shares of common stock will be recognized is 2.8 years and 2.8 years as of September 30, 2026 and December 31, 2025, respectively.
Total compensation cost related to unvested PSUs not yet recognized was approximately $155.4 million and $82.8 million as of September 30, 2026 and December 31, 2025, respectively. The weighted-average period over which this compensation cost related to unvested PSUs will be recognized is 1.3 years and 1.3 years as of September 30, 2026 and December 31, 2025, respectively.
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
The Company recognized $7.9 million and $22.3 million of stock-based compensation expense related to the ESPP during the three and nine months ended September 30, 2026. As of September 30, 2026, $34.1 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. During the nine months ended September 30, 2026, the Company issued 254,970 shares of Class A common stock under the ESPP. As of September 30, 2026, 26,464,738 shares of Class A common stock remain available for grant under the ESPP.

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
Stock-based compensation expense was included in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$9,514	$8,038	$27,329	$21,472
Research and development	146,376	124,288	401,729	342,468
Sales and marketing	49,226	41,463	138,622	113,030
General and administrative	32,065	26,769	86,594	68,315
Stock-based compensation, net of amounts capitalized	237,181	200,558	654,274	545,285
Capitalized stock-based compensation expense	5,155	3,744	21,226	15,363
Total stock-based compensation expense	$242,336	$204,302	$675,500	$560,648
13. Interest Income and Other Income, Net
Interest income and other income, net consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$52,747	$45,615	$152,532	$147,095
Other income (loss), net	361	(1,718)	4,831	(11,356)
Interest income and other income, net	$53,108	$43,897	$157,363	$135,739
14. Income Taxes
The Company recorded a provision for income taxes of $6.3 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively, and a provision for income taxes of $19.8 million and $12.4 million for the nine months ended September 30, 2026 and 2025, respectively. The Company has generated U.S. operating income and has minimal profits in its foreign jurisdictions during the quarter.
The Company’s effective tax rate was 8.41% and 16.83% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate differs from the U.S. federal statutory rate primarily due to the impact of a full valuation allowance on U.S. deferred tax assets, the favorable effects of the One Big Beautiful Bill Act (“OBBBA”), and withholding taxes in certain foreign jurisdictions.
The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that would result in a tax reserve for each of the nine months ended September 30, 2026 and 2025. There were no material changes to the Company's unrecognized tax benefits during the nine months ended September 30, 2026. The Company’s policy is to recognize interest and penalties related to uncertain income tax positions in income tax expense. The Company is subject to U.S. federal tax authority, U.S. state tax authority and foreign tax authority examinations.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA permanently extends certain provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation for certain qualified property, and reverses the requirement to capitalize and amortize domestic research and experimentation (“R&E”) expenses. As a result, for tax years beginning after December 31, 2024, taxpayers may deduct such expenses in the year incurred. The legislation also introduced an election to accelerate any unamortized domestic R&E expenditures over a one- or two-year period beginning with the 2025 tax year and includes modifications to the international tax framework. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. In accordance with ASC 740, Accounting for Income Taxes, the Company has reflected the effects of the OBBBA in its financial statements for the quarter ended September 30, 2026. The enactment of the OBBBA reduced the Company’s forecasted U.S. income tax expense for 2026. The legislation did not impact the Company’s U.S. net deferred tax assets or liabilities, as a full valuation allowance continues to be maintained against those balances.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Basic net income per share:	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income	$110,369	$7,947	$31,408	$2,477	$200,574	$14,874	$56,648	$4,526
Denominator:
Weighted-average shares used in calculating net income per share, basic	334,531	24,086	323,159	25,486	331,485	24,582	320,410	25,602
Basic net income per share	$0.33	$0.33	$0.10	$0.10	$0.61	$0.61	$0.18	$0.18

Diluted net income per share:
Numerator:
Allocation of distributed income, net of interest expense and related tax	$111,106	$8,000	$32,137	$2,535	$202,773	$15,037	$59,385	$4,745
Reallocation of undistributed net income as a result of conversion of Class B to Class A shares	8,000	—	2,535	—	15,037	—	4,745	—
Allocation of undistributed income	$119,106	$8,000	$34,672	$2,535	$217,810	$15,037	$64,130	$4,745
Denominator:
Number of shares used in basic calculation	334,531	24,086	323,159	25,486	331,485	24,582	320,410	25,602
Weighted-average effect of diluted securities:
Conversion of Class B to Class A common shares outstanding	24,086	—	25,486	—	24,582	—	25,602	—
Employee stock options	1,391	—	3,805	—	2,009	—	4,764	—
Employee stock purchase plan	33	—	47	—	14	—	28	—
Restricted stock units and performance stock units	9,687	—	4,437	—	8,155	—	3,972	—
Unvested restricted stock in connection with acquisition	690	—	471	—	522	—	345	—
Shares issuable upon conversion of the 2025 Notes	—	—	—	—	—	—	2,188	—
Shares issuable upon conversion of the 2029 Notes	4,596	—	4,596	—	4,596	—	4,596	—
Number of shares used in diluted calculation	375,014	24,086	362,001	25,486	371,363	24,582	361,905	25,602
Diluted net income per share	$0.32	$0.33	$0.10	$0.10	$0.59	$0.61	$0.18	$0.19
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of September 30,
	2026	2025
Shares subject to outstanding RSUs and PSUs	111	350
Total	111	350
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
As of September 30, 2026, the Company had foreign currency forward contracts designated as cash flow hedges with total notional amounts of approximately $188.7 million. The notional amounts of derivative instruments represent the amount of foreign currency to be exchanged under the contracts and do not represent the Company’s exposure to credit or market risk.
As of September 30, 2026, an estimated $3.2 million of net losses included in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months. Cash flows from the settlement of these contracts are classified in the same category as the underlying hedged transactions. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies and Note 4, Fair Value Measurements for additional information.

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
As of September 30, 2026, we had $881.2 million in cash and cash equivalents and $4.4 billion in marketable securities. We generated revenue of $1.2 billion and $885.7 million in the three months ended September 30, 2026 and 2025, respectively, representing year-over-year growth of 35%. For the nine months ended September 30, 2026 and 2025, our revenue was $3.3 billion and $2.5 billion, respectively, representing year-over-year growth of 34%. Substantially all of our revenue is from subscription software sales. While we have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, we generated net income of $118.3 million and $33.9 million for the three months ended September 30, 2026 and 2025, respectively, and $215.4 million and $61.2 million for the nine months ended September 30, 2026 and 2025, respectively. Our operating cash flow was $940.4 million and $723.1 million for the nine months ended September 30, 2026 and 2025, respectively. Our free cash flow was $818.4 million and $623.7 million for the nine months ended September 30, 2026 and 2025, respectively. See the section titled “—Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
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

Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our platform and products. We also plan to continue to invest in building brand awareness within the development and operations communities. As of September 30, 2026, we had approximately 33,500 customers spanning organizations of a broad range of sizes and industries, compared to approximately 32,000 as of September 30, 2025. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.
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

Expanding Within Our Existing Customer Base
Our base of customers represents a significant opportunity for further sales expansion. As of September 30, 2026, we had approximately 4,860 customers with annual run-rate revenue, or ARR, of $100,000 or more, representing 91% of our ARR, up from 4,060 customers as of September 30, 2025, representing 89% of our ARR. We monitor our number of customers with ARR of $100,000 or more, and believe it is useful to investors, as an indicator of our ability to grow the number of customers that are exceeding this ARR threshold. We define ARR as the annual run-rate revenue of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly run-rate revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage, usage from subscriptions for a committed contractual amount of usage that is delivered as used and monthly subscriptions. ARR and MRR should be viewed independently of revenue, and do not represent our revenue under GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are not intended to be replacements or forecasts of revenue.
A further indication of the propensity of our customer relationships to expand over time is our dollar-based net retention rate, which compares our ARR from the same set of customers in one period, relative to the year-ago period. As of September 30, 2026, our trailing 12-month dollar-based net retention rate was in the low-120%'s. As of September 30, 2025, our trailing 12-month dollar-based net retention rate was about 120%. The increase in our trailing 12-month dollar-based net retention rate was attributable to increased usage growth from existing customers. We saw a reduction in usage from our largest customer in the third quarter of 2026. We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the trailing 12-month dollar-based net retention rate.
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

Sustaining Innovation and Technology Leadership
Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our platform and products. Datadog is frequently deployed across a customer’s entire infrastructure, making it ubiquitous. Datadog is a daily part of the lives of developers, operations engineers and business leaders. We employ a land-and-expand business model centered around offering products that are easy to adopt and have a very short time to value. Our efficient go-to-market model enables us to prioritize significant investment in innovation. We have demonstrated the success of our platform approach, through expansion beyond our initial infrastructure monitoring solution to include over 20 products. Approximately 86% of our customers were using two or more products as of September 30, 2026, up from approximately 84% a year earlier. Additionally, as of September 30, 2026, approximately 61% of our customers were using four or more products, up from approximately 54% a year earlier, approximately 41% of our customers were using six or more products, up from 31% a year earlier, approximately 26% of our customers were using eight or more products, up from 16% a year earlier; and approximately 16% of our customers were using ten or more products, up from 8% a year earlier. We believe these metrics indicate strong expansion of product adoption across our platform.
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
Expanding Internationally
We believe there is a significant opportunity to expand usage of our platform outside of North America. Revenue, as determined based on the billing address of our customers, from regions outside of North America was approximately 27% and 29% of our total revenue for the nine months ended September 30, 2026 and 2025, respectively. In addition, we have made and plan to continue to make significant investments to expand geographically, particularly in EMEA and APAC. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. Beyond North America, we now have sales presence internationally, primarily in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo.
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
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$1,197,090	$885,651	$3,324,970	$2,473,964
Cost of revenue (1)(2)(3)	237,167	176,457	686,508	500,063
Gross profit	959,923	709,194	2,638,462	1,973,901
Operating expenses
Research and development (1)(3)	491,570	401,982	1,404,836	1,130,525
Sales and marketing (1)(2)(3)	303,298	238,729	894,640	692,046
General and administrative (1)(3)(4)	90,349	74,292	251,498	205,059
Total operating expenses	885,217	715,003	2,550,974	2,027,630
Operating income (loss)	74,706	(5,809)	87,488	(53,729)
Other income:
Interest expense (5)	(3,235)	(2,421)	(9,609)	(8,459)
Interest income and other income, net	53,108	43,897	157,363	135,739
Other income, net	49,873	41,476	147,754	127,280
Income before provision for income taxes	124,579	35,667	235,242	73,551
Provision for income taxes	6,263	1,782	19,794	12,377
Net income	$118,316	$33,885	$215,448	$61,174
_________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$9,514	$8,038	$27,329	$21,472
Research and development	146,376	124,288	401,729	342,468
Sales and marketing	49,226	41,463	138,622	113,030
General and administrative	32,065	26,769	86,594	68,315
Total	$237,181	$200,558	$654,274	$545,285
_________________
(2)Includes amortization of acquired intangibles expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$2,056	$1,451	$4,648	$3,863
Sales and marketing	366	277	1,085	668
Total	$2,422	$1,728	$5,733	$4,531
_________________
(3) Includes employer payroll taxes on employee stock transactions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$270	$169	$850	$520
Research and development	13,522	8,177	46,009	29,578
Sales and marketing	2,626	1,480	8,153	4,409
General and administrative	2,443	1,061	8,488	6,010
Total	$18,861	$10,887	$63,500	$40,517
_________________
(4) Includes M&A transaction costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
General and administrative	$1,119	$—	$3,823	$1,373
Total	$1,119	$—	$3,823	$1,373
_________________
(5) Includes amortization of issuance costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Interest expense	$1,050	$1,046	$3,146	$4,556
Total	$1,050	$1,046	$3,146	$4,556

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(as a percentage of total revenue(1))
Revenue	100%	100%	100%	100%
Cost of revenue	20	20	21	20
Gross profit	80	80	79	80
Operating expenses
Research and development	41	45	42	46
Sales and marketing	25	27	27	28
General and administrative	8	8	8	8
Total operating expenses	74	81	77	82
Operating income (loss)	6	(1)	3	(2)
Other income:
Interest expense	0	0	0	0
Interest income and other income, net	4	5	5	5
Other income, net	4	5	4	5
Income before provision for income taxes	10	4	7	3
Provision for income taxes	1	0	1	1
Net income	10%	4%	6%	2%
(1)Certain items may not total due to rounding.

Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Revenue	$1,197,090	$885,651	$311,439	35%
Revenue increased by $311.4 million, or 35%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Approximately 70% of the increase in revenue was attributable to growth from existing customers, and the remaining 30% was attributable to growth from new customers. We saw a reduction in usage from our largest customer in the third quarter of 2026, which may cause a deceleration in revenue growth.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Cost of revenue	$237,167	$176,457	$60,710	34%
Gross margin	80%	80%
Cost of revenue increased by $60.7 million, or 34%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily due to an increase of $52.1 million in third-party cloud infrastructure hosting and software costs and an increase of $3.9 million in personnel costs including allocated overhead costs as a result of increased headcount.
Our gross margin remained flat for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily as a result of revenue growing in proportion to the growth of our third-party cloud infrastructure provider costs.
Research and Development

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Research and development	$491,570	$401,982	$89,588	22%
Percentage of revenue	41%	45%
Research and development expense increased by $89.6 million, or 22%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily due to an increase of $58.8 million in personnel costs including allocated overhead costs for our engineering, product and design teams as a result of increased headcount and an increase of $30.8 million in cloud infrastructure and software-related investments.
Sales and Marketing

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Sales and marketing	$303,298	$238,729	$64,569	27%
Percentage of revenue	25%	27%
Sales and marketing expense increased by $64.6 million, or 27%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily due to an increase of $53.9 million in personnel costs including allocated overhead costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $8.5 million in advertising, sales, marketing and promotional activities.
General and Administrative

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
General and administrative	$90,349	$74,292	$16,057	22%
Percentage of revenue	8%	8%
General and administrative expense increased by $16.1 million, or 22%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily due to an increase of $13.4 million in personnel costs including allocated overhead costs as a result of increased headcount and an increase of $4.5 million in bad debt expense, partially offset by a decrease of $4.9 million in legal costs.
Other Income, Net

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Other income, net	$49,873	$41,476	$8,397	20%
Percentage of revenue	4%	5%
Other income, net increased by $8.4 million, or 20%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily driven by an increase of $7.1 million in interest income, mainly due to income earned from investments in marketable securities.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Revenue	$3,324,970	$2,473,964	$851,006	34%
Revenue increased by $851.0 million, or 34%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Approximately 70% of the increase in revenue was attributable to growth from existing customers, and the remaining 30% was attributable to growth from new customers. We saw a reduction in usage from our largest customer in the third quarter of 2026, which may cause a deceleration in revenue growth.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Cost of revenue	$686,508	$500,063	$186,445	37%
Gross margin	79%	80%
Cost of revenue increased by $186.4 million, or 37%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily due to an increase of $158.1 million in third-party cloud infrastructure hosting and software costs and an increase of $13.5 million in personnel costs including allocated overhead costs as a result of increased headcount.
Our gross margin decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily as a result of increased spend with our third-party cloud infrastructure provider costs.
Research and Development

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Research and development	$1,404,836	$1,130,525	$274,311	24%
Percentage of revenue	42%	46%
Research and development expense increased by $274.3 million, or 24%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily due to an increase of $191.6 million in personnel costs including allocated overhead costs for our engineering, product and design teams as a result of increased headcount and an increase of $80.0 million in cloud infrastructure and software-related investments.
Sales and Marketing

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Sales and marketing	$894,640	$692,046	$202,594	29%
Percentage of revenue	27%	28%
Sales and marketing expense increased by $202.6 million, or 29%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily due to an increase of $164.2 million in personnel costs including allocated overhead costs for our sales and marketing organization as a result of increased headcount and increased variable compensation for our sales personnel and an increase of $30.3 million in advertising, sales, marketing and promotional activities.
General and Administrative

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
General and administrative	$251,498	$205,059	$46,439	23%
Percentage of revenue	8%	8%
General and administrative expense increased by $46.4 million, or 23%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily due to an increase of $37.8 million in personnel costs including allocated overhead costs as a result of increased headcount and an increase of $6.7 million in bad debt expense, partially offset by a decrease of $4.5 million in legal costs.
Other Income, Net

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Other income, net	$147,754	$127,280	$20,474	16%
Percentage of revenue	4%	5%

Other income, net increased by $20.5 million, or 16%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily driven by an increase of $13.0 million in net foreign currency transaction gains and an increase of $5.4 million in interest income from investments in marketable securities.
Liquidity and Capital Resources
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, hosting expenses, facility expenses, and marketing expenses. We generated positive cash flows from operations during the nine months ended September 30, 2026 and 2025. When assessing sources of liquidity, we also include cash and cash equivalents of $881.2 million and marketable securities of $4.4 billion as of September 30, 2026. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support our cash requirements for the next 12 months and beyond.
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
Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash provided by operating activities	$940,446	$723,066
Cash used in investing activities	(510,306)	(836,626)
Cash provided by (used in) financing activities	53,900	(602,530)
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2026 increased by $217.4 million compared to the nine months ended September 30, 2025, primarily driven by an increase in net income of $154.3 million, an increase in non-cash charges of $149.2 million, an increase in accounts payable of $80.4 million, and an increase in deferred revenue of $23.6 million. The increase in non-cash charges related primarily to an increase of $109.0 million in stock-based compensation as we continued to increase headcount to support the growth of the business. The increase in cash provided by operating activities was partially offset by an increase in accounts receivable of $109.8 million, an increase in deferred contract costs of $37.7 million, and a decrease in accrued expenses and other liabilities of $32.9 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 decreased by $326.3 million compared to the nine months ended September 30, 2025, primarily driven by an increase in proceeds from the maturities of marketable securities of $744.9 million and an increase in proceeds from the sale of marketable securities of $310.0 million. This decrease in cash used in investing activities was partially offset by an increase in purchases of marketable securities of $707.6 million and an increase in capitalized software development costs of $31.2 million.
Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 increased $656.4 million compared to the nine months ended September 30, 2025, primarily due to the absence in the current period of $635.5 million in repayments of the 2025 convertible senior notes that occurred during the nine months ended September 30, 2025. The increase was also due to a $10.5 million increase in proceeds from the issuance of common stock under the employee stock purchase plan and a $10.2 million increase in proceeds from the exercise of stock options.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for each of the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$940,446	$723,066
Less: Purchases of property and equipment	(32,119)	(40,686)
Less: Capitalized software development costs	(89,897)	(58,684)
Free cash flow	$818,430	$623,696
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

Interest Rate Risk
As of September 30, 2026, we had $747.1 million in cash equivalents and $4.4 billion in marketable securities, which consisted of corporate debt securities, commercial paper, certificates of deposit, U.S. government treasury securities, and U.S. government agency securities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of September 30, 2026, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our revenue was $3.3 billion and $2.5 billion for the nine months ended September 30, 2026 and 2025, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
Our future success depends in part on our ability to sell additional subscriptions and products to our existing customers, and our customers renewing their subscriptions when the contract term expires. The terms of our subscription agreements are primarily monthly or annual, with some quarterly, semiannual and multi-year. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Whether our customers renew or expand their subscriptions with us may be impacted by a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, or reductions in our customers’ spending on IT solutions or their spending levels generally. These factors may be exacerbated by unfavorable conditions in the economy, see “Risks Associated with our Growth—Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations” above. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. Certain customers and cohorts of customers in specific industries have or in the future may increase usage of our product and then seek to optimize their usage, renew their subscriptions on terms less favorable to us, or not renew their subscriptions, which may result in revenue volatility. For example, our AI-native cohort, which cohort includes our largest customer, contributed high single digit percentage points to the total Company year-over-year revenue growth for the quarter ended September 30, 2026. This cohort rapidly increased their usage of our product, and may in the future optimize their usage, or may fail to renew their subscriptions. In the third quarter of 2026, we saw our largest customer reduce their usage. If our customers do not purchase additional subscriptions and products from us, reduce their usage, fail to renew their subscriptions or renew on different terms, our revenue and dollar-based net retention may decline and our business, financial condition and results of operations may be harmed.

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
The OECD's Pillar Two model rules introduced a global minimum tax of 15%. These model rules have been adopted by various governments around the world, some of which are effective for tax periods beginning on or after December 31, 2024. On January 5, 2026, the OECD released new administrative guidance outlining a “side-by-side” arrangement that may exempt our U.S. operations from certain global minimum tax rules effective for fiscal years beginning on or after January 1, 2026. While this arrangement may provide relief for our U.S. operations, the broader adoption of Pillar Two rules globally could adversely affect our results of operations. There is no material impact on our financial statements for the tax period ending September 30, 2026.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Revenue, as determined based on the billing address of our customers, from regions outside of North America was 27% and 29% for the nine months ended September 30, 2026 and 2025, respectively. Beyond North America, we now have sales presence internationally, including in Amsterdam, Dublin, London, Paris, Seoul, Singapore, Sydney, and Tokyo. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of September 30, 2026, approximately 46% of our full-time employees were located outside of the United States, 33% of whom were located in France. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2026, our outstanding shares of Class B common stock represented approximately 41% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock, which includes certain of our directors, executive officers and their affiliates, exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned with the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

(a)Recent Sales of Unregistered Equity Securities
None.
(b) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
On September 14, 2026, Olivier Pomel, our Chief Executive Officer and a member of our board of directors, terminated a previously disclosed trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c), which had been entered into on September 15, 2025, was modified on December 15, 2025, and was set to expire on February 18, 2027. The terminated plan provided for the potential sale of up to 1,525,692 shares of Class A common stock.
During the three months ended September 30, 2026, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted written plans intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the sale of the Company’s securities as set forth in the table below.

Name	Position	Action	Date	Total Shares of Class A Common Stock to be Sold	Expiration Date

Adam Blitzer	Chief Operating Officer	Adoption	August 17, 2026	Up to 161,617(1)	December 31, 2027
Amit Agarwal(2)	Director	Adoption	September 8, 2026	100,000	May 24, 2027
(1) The actual number of shares that will be sold under the Rule 10b5-1 trading plan will be reduced by the number of shares sold pursuant to the Company’s election under its equity incentive plans to require the satisfaction of tax withholding obligations realized upon the vesting of RSUs and PSUs to be funded by a sell-to-cover transaction. The number of Company shares to be sold to satisfy the Company’s tax withholding obligation is not known at this time as it is dependent on future events, including the future trading price of the Company’s shares. The amount also includes up to 51,882 shares subject to PSUs previously awarded to Mr. Blitzer that may vest and be released upon the satisfaction of the applicable performance conditions. The actual number of PSUs that will vest is not yet determinable.
(2) The shares will be sold under a Rule 10b5-1 trading plan by the Agarwal 2019 Family Trust.

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

DATADOG, INC.

Date: November 4, 2026	By:	/s/ Olivier Pomel
	Name:	Olivier Pomel
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ David Obstler
	Name:	David Obstler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)